Form 10QSB
period 1997-03-31
PRINCETON MANAGEMENT CORP
filed 1997-05-13
CIK 1031425

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 Form 10-QSB

                           Quarterly Report Under
                     the Securities Exchange Act of 1934

                     For Quarter Ended:  March 31, 1997

                      Commission File Number:  0-22095



                      PRINCETON MANAGEMENT CORPORATION
      (Exact name of small business issuer as specified in its charter)



                                  Colorado
       (State or other jurisdiction of incorporation or organization)

                                 84-1039267
                      (IRS Employer Identification No.)

                    5650 Greenwood Plaza Blvd, Suite 216
                             Englewood, Colorado
                  (Address of principal executive offices)

                                    80111
                                 (Zip Code)

                               (303) 741-1118
                         (Issuer's Telephone Number)


            (Former name, former address and former fiscal year,
                        if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports),
and (2) has been subject to such filing requirements for the past 90 days:   Yes
__X__   No ____.

The number of shares of the registrant's only class of common stock issued and outstanding, as of March 31, 1997, was 288,600 shares.

                                   PART I


ITEM 1.   FINANCIAL STATEMENTS.

     The unaudited financial statements for the three month period ended March 31, 1997, are attached hereto.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

     The Company generated no revenues during the three month period ending March 31, 1997. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

     The Company's securities are currently not liquid. There are no market makers in the Company's securities and it is not anticipated that any market will develop in the Company's securities until such time as the Company successfully implements its business plan of engaging in a business opportunity, either by merger or acquisition of assets. The Company presently has no liquid financial resources to offer such a candidate and must rely upon an exchange of its stock to complete such a merger or acquisition.

     Because the Company is not required to pay rent or salaries to any of its officers or directors, management believes that the Company has sufficient funds to continue operations through the foreseeable future.


                         PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS - NONE

ITEM 2.   CHANGES IN SECURITIES - NONE

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE.

ITEM 5.   OTHER INFORMATION - NONE.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K -

          (a)  Exhibits
               EX-27     Financial Data Schedule

          (b)  Reports on Form 8-K - None.


Princeton Management Corporation
(A Development Stage Company)
Balance Sheet
----------------------------------------------------------------------
                                                Unaudited   Audited
                                                  March    December
                                                31, 1997   31, 1996
                                                ---------  ---------
ASSETS

Current Assets:

Cash                                               $2,137     $1,065
                                                ---------  ---------
TOTAL ASSETS                                       $2,137     $1,065
                                                =========  =========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES                                            $0         $0
                                                ---------  ---------

SHAREHOLDERS' EQUITY

Preferred Stock , .01 Par Value
 Authorized 20,000,000 Shares; Issued
 And Outstanding -0- Shares                             0          0

Common Stock, $.0001 Par Value
 Authorized 100,000,000 Shares;
 Issued And Outstanding 288,600 Shares                 29         29

Capital Paid In Excess Of
 Par Value Of Common Stock                        158,043    154,971

Retained (Deficit)                               (148,616)  (148,616)

Retained Earnings (Deficit)
 Accumulated During The
 Development Stage                                 (7,319)    (5,319)
                                                ---------  ---------
TOTAL SHAREHOLDERS' EQUITY                          2,137      1,065
                                                ---------  ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $2,137     $1,065
                                                =========  =========

          The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.



Princeton Management Corporation
(A Development Stage Company)
Statement Of Operations
----------------------------------------------------------------------
                                 Unaudited      Unaudited   Inception
                                  3 Month        3 Month    January 1,
                                Period Ended  Period Ended    1996
                                                             Through
                                   March          March       March
                                 31, 1997        31, 1996    31, 1997
                                ------------  ------------  ----------

Revenue                                   $0            $0          $0

Expenses:

Administrative                             0            21         145
Legal And Accounting                   2,000             0       7,200
                                ------------  ------------  ----------
Total                                  2,000            21       7,345
                                ------------  ------------  ----------
Net (Loss) Before Other Income        (2,000)          (21)     (7,345)

Other Income - Interest                    0             0          26
                                ------------  ------------  ----------
Net (Loss)                           ($2,000)         ($21)    ($7,319)
                                ============  ============  ==========
Net Profit Per
 Common Share                         ($0.01)       ($0.00)     ($0.03)
                                ============  ============  ==========
Weighted Average Common Shares
 Outstanding                         288,600       188,600     288,600
                                ============  ============  ==========


          The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.



Princeton Management Corporation
(A Development Stage Company)
Statement Of Cash Flows
----------------------------------------------------------------------
                                  Unaudited     Unaudited    Inception
                                   3 Month       3 Month     January 1,
                                 Period Ended  Period Ended     1996
                                                               Through
                                    March         March         March
                                  31, 1997      31, 1996      31, 1997
                                 ------------  ------------  ----------
Net (Loss)                            ($2,000)         ($21)    ($7,319)

Adjustments To Reconcile
 Net Loss To Net Cash
 Used In Operating Activities:              0             0           0

Debt paid by shareholder on
 behalf of Company                          0             0       5,000

Changes In Operating
Assets And Liabilities:
                                            0             0
                                 ------------  ------------  ----------
 Net Flows From Operations             (2,000)          (21)     (2,319)
                                 ------------  ------------  ----------
Cash Flows From
Investing Activities:
                                            0             0
                                 ------------  ------------  ----------
Net Cash Flows From Investing               0             0
                                 ------------  ------------  ----------
Cash Flows From
Financing Activities:

Funds Received As Additional
 Capital Contribution                   3,072             0       3,072
                                 ------------  ------------  ----------
Cash Flows From Financing               3,072             0       3,072
                                 ------------  ------------  ----------
Net Increase In Cash                    1,072           (21)        753
Cash At Beginning Of Period             1,065         1,228       1,384
                                 ------------  ------------  ----------
Cash At End Of Period                  $2,137        $1,207      $2,137
                                 ============  ============  ==========

Summary Of Non-Cash Investing
And Financing Activities:

Debt paid by shareholder
 on behalf of Company                      $0            $0      $5,000
                                 ============  ============  ==========


          The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.



Princeton Management Corporation
(A Development Stage Company)
Statement Of Shareholders' Equity
-------------------------------------------------------------------------------
                                                  (Deficit)
                                                 Accumulated
                   Number Of        Capital Paid  During The
                    Common   Common In Excess Of  Development Retained
                    Shares    Stock   Par Value      Stage    (Deficit)  Total
                   --------- ------ ------------ ------------ --------- -------
Balance At
 December 31, 1995   188,600    $19     $149,981           $0 ($148,616) $1,384

Net (Loss) At
 December 31, 1996                                     (5,319)           (5,319)

Issuance Of Common
 Stock - November
 1996                100,000     10        4,990            0         0   5,000
                   --------- ------ ------------ ------------ --------- -------
Balance At
 December 31, 1996   288,600     29      154,971       (5,319) (148,616)  1,065

Contribution To
 Equity                                    3,072                          3,072

Net (Loss) At
 March 31, 1997                                        (2,000)           (2,000)
                   --------- ------ ------------ ------------ --------- -------
Balance At
 March 31, 1997      288,600    $29     $158,043      ($7,319)($148,616) $2,137
                   ========= ====== ============ ============ ========= =======


          The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.


Princeton Management Corporation
Notes To Unaudited Financial Statements
For The Three Month Period Ended March 31, 1997

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month and interim periods ended March 31, 1997 and March 31, 1996 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim periods presented). The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results expected for the year ended December 31, 1997

                                 SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PRINCETON MANAGEMENT CORPORATION
                                        (Registrant)

                                        Dated:  May 13, 1997



                                        By: s/Greg Simonds
                                            Greg Simonds,
                                            President

                      PRINCETON MANAGEMENT CORPORATION

              Exhibit Index to Quarterly Report on Form 10-QSB
                    For the Quarter Ended March 31, 1997

EXHIBITS                                                             Page No.

  EX-27   Financial Data Schedule . . . . . . . . . . . . . . . . . . . . .10