Form 10QSB
period 1997-06-30
PRINCETON MANAGEMENT CORP
filed 1997-08-13
CIK 1031425

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                 Form 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended:  June 30, 1997

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of June 30, 1997, was 288,600 shares.

                                    PART I


ITEM 1.     FINANCIAL STATEMENTS.

     The unaudited financial statements for the six month period ended June 30, 1997, are attached hereto.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

     The Company generated no revenues during the six month period ending June 30, 1997. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE.

ITEM 5.     OTHER INFORMATION - NONE.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K -

            (a)     Exhibits
                    EX-27     Financial Data Schedule

            (b)     Reports on Form 8-K - None.


Princeton Management Corporation
(A Development Stage Company)
Balance Sheet
----------------------------------------------------------------------
                                                Unaudited   Audited
                                                   June     December
                                                30, 1997    31, 1996
                                                ---------  ---------
ASSETS

Current Assets:

Cash                                               $2,137     $1,065
                                                ---------  ---------
TOTAL ASSETS                                       $2,137     $1,065
                                                =========  =========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES                                            $0         $0
                                                ---------  ---------

SHAREHOLDERS' EQUITY

Preferred Stock , .01 Par Value
 Authorized 20,000,000 Shares; Issued
 And Outstanding -0- Shares                             0          0

Common Stock, $.0001 Par Value
 Authorized 100,000,000 Shares;
 Issued And Outstanding 288,600 Shares                 29         29

Capital Paid In Excess Of
 Par Value Of Common Stock                        158,043    154,971

Retained (Deficit)                               (148,616)  (148,616)

Retained Earnings (Deficit)
 Accumulated During The
 Development Stage                                 (7,319)    (5,319)
                                                ---------  ---------
TOTAL SHAREHOLDERS' EQUITY                          2,137      1,065
                                                ---------  ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $2,137     $1,065
                                                =========  =========


          The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.


Princeton Management Corporation
(A Development Stage Company)
Statement Of Operations
----------------------------------------------------------------------
                                             Unaudited      Unaudited
                                              3 Month        3 Month
                                            Period Ended  Period Ended
                                               June            June
                                             30, 1997        30, 1996
                                            ------------  ------------

Revenue                                               $0            $0

Expenses:

Administrative                                         0             3
Interest                                               0             0
Legal And Accounting                                   0             0
                                            ------------  ------------
Total                                                  0             3
                                            ------------  ------------
Net (Loss) Before Other Income                         0            (3)

Other Income - Interest                                0             0
                                            ------------  ------------
Net (Loss)                                            $0           ($3)
                                            ============  ============
Net Profit Per
 Common Share                                     ($0.00)       ($0.00)
                                            ============  ============
Weighted Average Common Shares
 Outstanding                                     288,600       188,600
                                            ============  ============


          The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.




Princeton Management Corporation
(A Development Stage Company)
Statement Of Operations
----------------------------------------------------------------------
                                 Unaudited      Unaudited   Inception
                                  6 Month        6 Month    January 1,
                                Period Ended  Period Ended    1996
                                                             Through
                                   June            June        June
                                 30, 1997        30, 1996    30, 1997
                                ------------  ------------  ----------

Revenue                                   $0            $0          $0

Expenses:

Administrative                             0            24         145
Legal And Accounting                   2,000             0       7,200
                                ------------  ------------  ----------
Total                                  2,000            24       7,345
                                ------------  ------------  ----------
Net (Loss) Before Other Income        (2,000)          (24)     (7,345)

Other Income - Interest                    0             0          26
                                ------------  ------------  ----------
Net (Loss)                           ($2,000)         ($24)    ($7,319)
                                ============  ============  ==========
Net Profit Per
 Common Share                         ($0.01)       ($0.00)     ($0.03)
                                ============  ============  ==========
Weighted Average Common Shares
 Outstanding                         288,600       188,600     288,600
                                ============  ============  ==========


          The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.



Princeton Management Corporation
(A Development Stage Company)
Statement Of Cash Flows
----------------------------------------------------------------------
                                  Unaudited     Unaudited    Inception
                                   6 Month       6 Month     January 1,
                                 Period Ended  Period Ended     1996
                                                               Through
                                    June          June          June
                                  30, 1997      30, 1996      30, 1997
                                 ------------  ------------  ----------
Net (Loss)                            ($2,000)         ($24)    ($7,319)

Adjustments To Reconcile
 Net Loss To Net Cash
 Used In Operating Activities:              0             0           0

Debt paid by shareholder on
 behalf of Company                          0             0       5,000

Changes In Operating
Assets And Liabilities:
                                            0             0
                                 ------------  ------------  ----------
 Net Flows From Operations             (2,000)          (24)     (2,319)
                                 ------------  ------------  ----------
Cash Flows From
Investing Activities:
                                            0             0
                                 ------------  ------------  ----------
Net Cash Flows From Investing               0             0
                                 ------------  ------------  ----------
Cash Flows From
Financing Activities:

Funds Received As Additional
 Capital Contribution                   3,072             0       3,072
                                 ------------  ------------  ----------
Cash Flows From Financing               3,072             0       3,072
                                 ------------  ------------  ----------
Net Increase In Cash                    1,072           (24)        753
Cash At Beginning Of Period             1,065         1,384       1,384
                                 ------------  ------------  ----------
Cash At End Of Period                  $2,137        $1,360      $2,137
                                 ============  ============  ==========

Summary Of Non-Cash Investing
And Financing Activities:

Debt paid by shareholder
 on behalf of Company                      $0            $0      $5,000
                                 ============  ============  ==========


          The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.


Princeton Management Corporation
(A Development Stage Company)
Statement Of Shareholders' Equity
-------------------------------------------------------------------------------
                                                  (Deficit)
                                                 Accumulated
                   Number Of        Capital Paid  During The
                    Common   Common In Excess Of  Development Retained
                    Shares    Stock   Par Value      Stage    (Deficit)  Total
                   --------- ------ ------------ ------------ --------- -------
Balance At
 December 31, 1995   188,600    $19     $149,981           $0 ($148,616) $1,384

Net (Loss) At
 December 31, 1996                                     (5,319)           (5,319)

Issuance Of Common
 Stock - November
 1996                100,000     10        4,990            0         0   5,000
                   --------- ------ ------------ ------------ --------- -------
Balance At
 December 31, 1996   288,600     29      154,971       (5,319) (148,616)  1,065

Contribution To
 Equity                                    3,072                          3,072

Net (Loss) At
 June 30, 1997                                         (2,000)           (2,000)
                   --------- ------ ------------ ------------ --------- -------
Balance At
 June 30, 1997       288,600    $29     $158,043      ($7,319)($148,616) $2,137
                   ========= ====== ============ ============ ========= =======


          The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.


Princeton Management Corporation
Notes To Unaudited Financial Statements
For The Six Month Period Ended June 30, 1997

Note 1 - Unaudited Financial Information

The unaudited financial information included for the six month and interim periods ended June 30, 1997 and June 30, 1996 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim periods presented). The results of operations for the six month period ended June 30, 1997 are not necessarily indicative of the results expected for the year ended December 31, 1997.

                                    SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PRINCETON MANAGEMENT CORPORATION
                                   (Registrant)

                                   Dated:  August 13, 1997



                                   By: s/Greg Simonds
                                      Greg Simonds,
                                      President

                       PRINCETON MANAGEMENT CORPORATION

               Exhibit Index to Quarterly Report on Form 10-QSB
                    For the Quarter Ended June 30, 1997

EXHIBITS                                                             Page No.

  EX-27     Financial Data Schedule . . . . . . . . . . . . . . . . . . . .11