Form 10QSB
period 1997-09-30
PRINCETON MANAGEMENT CORP
filed 1997-11-10
CIK 1031425

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                               Form 10-QSB

                          Quarterly Report Under
                    the Securities Exchange Act of 1934

                   For Quarter Ended:  September 30, 1997

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


            (Former name, former address and former fiscal year
                      if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports),
and (2) has been subject to such filing requirements for the past 90 days:   Yes
__X__   No ____.

The number of shares of the registrant's only class of common stock issued and outstanding, as of September 30, 1997, was 288,600 shares.

                                   PART I


ITEM 1.     FINANCIAL STATEMENTS.

     The unaudited financial statements for the nine month period ended September 30, 1997, are attached hereto.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

     The Company generated no revenues during the nine month period ending September 30, 1997. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE.

ITEM 5.     OTHER INFORMATION - NONE.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K -

          (a)  Exhibits
               EX-27     Financial Data Schedule

          (b)  Reports on Form 8-K - None.

Princeton Management Corporation
(A Development Stage Company)
Balance Sheet
----------------------------------------------------------------------
                                                Unaudited   Audited
                                                September   December
                                                30, 1997    31, 1996
                                                ---------  ---------
ASSETS

Current Assets:

Cash                                               $2,127    $1,065
                                                ---------  ---------
TOTAL ASSETS                                       $2,127     $1,065
                                                =========  =========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES                                          $671         $0
                                                ---------  ---------

SHAREHOLDERS' EQUITY

Preferred Stock , .01 Par Value
 Authorized 20,000,000 Shares; Issued
 And Outstanding -0- Shares                             0          0

Common Stock, $.0001 Par Value
 Authorized 100,000,000 Shares;
 Issued And Outstanding 288,600 Shares                 29         29

Capital Paid In Excess Of
 Par Value Of Common Stock                        163,043    154,971

Retained (Deficit)                               (148,616)  (148,616)

Retained Earnings (Deficit)
 Accumulated During The
 Development Stage                                (13,000)    (5,319)
                                                ---------  ---------
TOTAL SHAREHOLDERS' EQUITY                          1,456      1,065
                                                ---------  ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $2,127     $1,065
                                                =========  =========

          The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.


Princeton Management Corporation
(A Development Stage Company)
Statement Of Operations
----------------------------------------------------------------------
                                             Unaudited      Unaudited
                                              3 Month        3 Month
                                            Period Ended  Period Ended
                                             September      September
                                             30, 1997        30, 1996
                                            ------------  ------------
Revenue                                               $0            $0

Expenses:

Administrative                                        10           225
Interest                                               0             0
Legal And Accounting                               5,671             0
                                            ------------  ------------
Total                                              5,681           225
                                            ------------  ------------
Net (Loss) Before Other Income                    (5,681)         (225)

Other Income - Interest                                0             0
                                            ------------  ------------
Net (Loss)                                       ($5,681)        ($225)
                                            ============  ============
Net Profit Per
 Common Share                                     ($0.02)       ($0.00)
                                            ============  ============
Weighted Average Common Shares
 Outstanding                                     288,600       188,600
                                            ============  ============










          The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.


Princeton Management Corporation
(A Development Stage Company)
Statement Of Operations
----------------------------------------------------------------------
                                 Unaudited      Unaudited   Inception
                                  9 Month        9 Month    January 1,
                                Period Ended  Period Ended    1996
                                                             Through
                                 September     September    September
                                  30, 1997      30, 1996     30, 1997
                                ------------  ------------  ----------
Revenue                                   $0            $0          $0

Expenses:

Administrative                            10           249         155
Legal And Accounting                   7,671             0      12,871
                                ------------  ------------  ----------
Total                                  7,681           249      13,026
                                ------------  ------------  ----------
Net (Loss) Before Other Income        (7,681)         (249)    (13,026)

Other Income - Interest                    0             0          26
                                ------------  ------------  ----------
Net (Loss)                           ($7,681)        ($249)   ($13,000)
                                ============  ============  ==========
Net Profit Per
 Common Share                         ($0.03)       ($0.00)     ($0.05)
                                ============  ============  ==========
Weighted Average Common Shares
 Outstanding                         288,600       188,600     288,600
                                ============  ============  ==========











          The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.


Princeton Management Corporation
(A Development Stage Company)
Statement Of Cash Flows
----------------------------------------------------------------------
                                  Unaudited     Unaudited    Inception
                                   9 Month       9 Month     January 1,
                                 Period Ended  Period Ended     1996
                                                               Through
                                  September     September     September
                                  30, 1997      30, 1996      30, 1997
                                 ------------  ------------  ----------
Net (Loss)                            ($7,681)        ($249)   ($13,000)

Adjustments To Reconcile
 Net Loss To Net Cash
 Used In Operating Activities:              0             0           0

Debt paid by shareholder on
 behalf of Company                      5,000             0      10,000

Changes In Operating
Assets And Liabilities:
                                          671             0         671
                                 ------------  ------------  ----------
 Net Flows From Operations             (2,010)         (249)     (2,329)
                                 ------------  ------------  ----------
Cash Flows From
Investing Activities:
                                            0             0           0
                                 ------------  ------------  ----------
Net Cash Flows From Investing               0             0           0
                                 ------------  ------------  ----------
Cash Flows From
Financing Activities:

Advances From Credit Line                   0             0           0
Funds Received As Additional
 Capital Contribution                   3,072             0       3,072
                                 ------------  ------------  ----------
Cash Flows From Financing               3,072             0       3,072
                                 ------------  ------------  ----------
Net Increase In Cash                    1,062          (249)        743
Cash At Beginning Of Period             1,065         1,384       1,384
                                 ------------  ------------  ----------
Cash At End Of Period                  $2,127        $1,135      $2,127
                                 ============  ============  ==========

Summary Of Non-Cash Investing
And Financing Activities:

Debt paid by shareholder
 on behalf of Company                  $5,000            $0     $10,000
                                 ============  ============  ==========

          The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.


Princeton Management Corporation
(A Development Stage Company)
Statement Of Shareholders' Equity
-------------------------------------------------------------------------------
                                                  (Deficit)
                                                 Accumulated
                   Number Of        Capital Paid  During The
                    Common   Common In Excess Of  Development Retained
                    Shares    Stock   Par Value      Stage    (Deficit)  Total
                   --------- ------ ------------ ------------ --------- -------
Balance At
 December 31, 1995   188,600    $19     $149,981           $0 ($148,616) $1,384

Net (Loss) At
 December 31, 1996                                     (5,319)           (5,319)

Issuance Of Common
 Stock - November
 1996                100,000     10        4,990            0         0   5,000
                   --------- ------ ------------ ------------ --------- -------
Balance At
 December 31, 1996   288,600     29      154,971       (5,319) (148,616)  1,065

Contribution To
 Equity                                    8,072                          8,072

Net (Loss) At
 September 30, 1997                                    (7,681)           (7,681)
                   --------- ------ ------------ ------------ --------- -------
Balance At
 September 30, 1997  288,600    $29     $163,043     ($13,000)($148,616) $1,456
                   ========= ====== ============ ============ ========= =======















          The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.


Princeton Management Corporation
Notes To Unaudited Financial Statements
For The Nine Month Period Ended September 30, 1997

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month and nine month periods ended September 30, 1997 and September 30, 1996 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim periods presented). The results of operations for the three month and nine month periods ended September 30, 1997 are not necessarily indicative of the results expected for the year ended December 31, 1997.

                                  SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PRINCETON MANAGEMENT CORPORATION
                              (Registrant)

                              Dated:  November 10, 1997



                              By: s/Greg Simonds
                                   Greg Simonds,
                                   President

                       PRINCETON MANAGEMENT CORPORATION

              Exhibit Index to Quarterly Report on Form 10-QSB
                 For the Quarter Ended September 30, 1997

EXHIBITS                                                             Page No.

  EX-27     Financial Data Schedule . . . . . . . . . . . . . . . . . . . .11