Form 10QSB
period 1998-03-31
PRINCETON MANAGEMENT CORP
filed 1998-05-13
CIK 1031425

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                               Form 10-QSB

                          Quarterly Report Under
                    the Securities Exchange Act of 1934

                     For Quarter Ended:  March 31, 1998

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of March 31, 1998, was 288,600 shares.

                                    PART I


ITEM 1.   FINANCIAL STATEMENTS.

     The unaudited financial statements for the three month period ended March 31, 1998, are attached hereto.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

     The Company generated no revenues during the three month period ended March 31, 1998. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

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

Forward Looking Statements

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") concerning the Company's operations, economic performance and financial conditions, including, in particular, the likelihood of the Company's ability to acquire another existing business or assets. These statements are based upon a number of assumptions and estimates which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of the Company and reflect future business decisions which are subject to change. Some of these assumptions inevitably will not materialize and unanticipated events will occur which will affect the Company's results. Consequently, actual results will vary from the statements contained herein and such variance may be material. Prospective investors should not place undue reliance on this information.

Year 2000 Disclosure

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. As a result, many companies will be required to undertake major projects to address the Year 2000 issue. Because the Company has nominal assets, including no personal property such as computers, it is not anticipated that the Company will incur any negative impact as a result of this potential problem. However, it is possible that this issue may have an impact on the Company after the Company successfully consummates a merger or acquisition. Management intends to address this potential problem with any prospective merger or acquisition candidate. There can be no assurances that new management of the Company will be able to avoid a problem in this regard after a merger or acquisition is so consummated.


                     PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS - NONE

ITEM 2.     CHANGES IN SECURITIES - NONE

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE.

ITEM 5.     OTHER INFORMATION - NONE.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K -

          (a)     Exhibits

               EX-27     Financial Data Schedule

          (b)     Reports on Form 8-K - None.

Princeton Management Corporation
(A Development Stage Company)
Balance Sheet
----------------------------------------------------------------------
                                                Unaudited   Audited
                                                  March     December
                                                31, 1998    31, 1997
                                                ---------  ---------
ASSETS

Current Assets:

Cash                                               $1,577     $1,857
                                                ---------  ---------
TOTAL ASSETS                                       $1,577     $1,857
                                                =========  =========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES - Accounts Payable                     $3,325       $709
                                                ---------  ---------

SHAREHOLDERS' EQUITY

Preferred Stock , .01 Par Value
 Authorized 20,000,000 Shares; Issued
 And Outstanding -0- Shares                             0          0

Common Stock, $.0001 Par Value
 Authorized 100,000,000 Shares;
 Issued And Outstanding 288,600 Shares                 29         29

Capital Paid In Excess Of
 Par Value Of Common Stock                        163,043    163,043

Retained (Deficit)                               (148,616)  (148,616)

Retained Earnings (Deficit)
 Accumulated During The
 Development Stage                                (16,204)   (13,308)
                                                ---------  ---------
TOTAL SHAREHOLDERS' EQUITY                         (1,748)     1,148
                                                ---------  ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $1,577     $1,857
                                                =========  =========

          The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.


Princeton Management Corporation
(A Development Stage Company)
Unaudited Statement Of Operations
----------------------------------------------------------------------
                                                            Inception
                                 Unaudited      Unaudited   January 1,
                                  3 Month        3 Month      1996
                                Period Ended   Period Ended  Through
                                   March          March       March
                                  31, 1998      30, 1997     30, 1998
                                ------------  ------------  ----------
Revenue                                   $0            $0          $0

Expenses:

Administrative                            30             0         205
Legal And Accounting                   2,866         2,000      16,025
                                ------------  ------------  ----------
Total                                  2,896         2,000      16,230
                                ------------  ------------  ----------
Net (Loss) Before Other Income        (2,896)       (2,000)    (16,230)

Other Income - Interest                    0             0          26
                                ------------  ------------  ----------
Net (Loss)                           ($2,896)      ($2,000)   ($16,204)
                                ============  ============  ==========
Net Profit Per
 Common Share                         ($0.01)       ($0.01)
                                ============  ============
Weighted Average Common Shares
 Outstanding                         288,600       288,600
                                ============  ============












          The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.


Princeton Management Corporation
(A Development Stage Company)
Unaudited Statement Of Cash Flows
----------------------------------------------------------------------
                                                             Inception
                                  Unaudited     Unaudited    January 1,
                                   3 Month       3 Month        1996
                                 Period Ended  Period Ended    Through
                                    March         March         March
                                  31, 1998      30, 1997      31, 1998
                                 ------------  ------------  ----------
Net (Loss)                            ($2,896)      ($2,000)   ($16,204)

Adjustments To Reconcile
 Net Loss To Net Cash
 Used In Operating Activities:              0             0           0

Debt paid by shareholder on
 behalf of Company                          0             0       5,000

Changes In Operating
Assets And Liabilities:
                                        2,616             0       3,325
                                 ------------  ------------  ----------
 Net Flows From Operations               (280)       (2,000)     (7,879)
                                 ------------  ------------  ----------
Cash Flows From
Investing Activities:
                                            0             0           0
                                 ------------  ------------  ----------
Net Cash Flows From Investing               0             0           0
                                 ------------  ------------  ----------
Cash Flows From
Financing Activities:

Funds Received As Additional
 Capital Contribution                       0         3,072       8,072
                                 ------------  ------------  ----------
Cash Flows From Financing                   0         3,072       8,072
                                 ------------  ------------  ----------
Net Increase In Cash                     (280)        1,072         193
Cash At Beginning Of Period             1,857         1,065       1,384
                                 ------------  ------------  ----------
Cash At End Of Period                  $1,577        $2,137      $1,577
                                 ============  ============  ==========

Summary Of Non-Cash Investing
And Financing Activities:

Debt paid by shareholder
 on behalf of Company                      $0            $0      $5,000
                                 ============  ============  ==========

          The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.


Princeton Management Corporation
(A Development Stage Company)
Unaudited Statement Of Shareholders' Equity
-------------------------------------------------------------------------------
                                                  (Deficit)
                                                 Accumulated
                   Number Of        Capital Paid  During The
                    Common   Common In Excess Of  Development Retained
                    Shares    Stock   Par Value      Stage    (Deficit)  Total
                   --------- ------ ------------ ------------ --------- -------
Balance At
 December 31, 1995   188,600    $19     $149,981           $0 ($148,616) $1,384

Net (Loss) At
 December 31, 1996                                     (5,319)           (5,319)

Issuance Of Common
 Stock - November
 1996                100,000     10        4,990            0         0   5,000
                   --------- ------ ------------ ------------ --------- -------
Balance At
 December 31, 1996   288,600     29      154,971       (5,319) (148,616)  1,065

Contribution To
 Equity                                    8,072                          8,072

Net (Loss) At
 December 31, 1997                                     (7,989)           (7,989)
                   --------- ------ ------------ ------------ --------- -------
Balance At
 December 31, 1997   288,600    $29     $163,043     ($13,308)($148,616) $1,148

Net (Loss) At
 March 31, 1998                                        (2,896)           (2,896)
                   --------- ------ ------------ ------------ --------- -------

Balance At
  March 31, 1998     288,600    $29     $163,043      (16,204)($148,616)($1,748)
                   ========= ====== ============ ============ ========= =======










          The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.


Princeton Management Corporation
Notes To Unaudited Financial Statements
For The Three Month Period Ended March 31, 1998

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month periods ended March 31, 1998 and March 31, 1997 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim periods presented). The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results expected for the year ended December 31, 1998.

                                 SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PRINCETON MANAGEMENT CORPORATION
                              (Registrant)

                              Dated:  May 13, 1998



                              By: s/Gregory J. Simonds
                                 -------------------------------------
                                   Gregory J. Simonds,
                                   President

                     PRINCETON MANAGEMENT CORPORATION

             Exhibit Index to Quarterly Report on Form 10-QSB
                   For the Quarter Ended March 31, 1998

EXHIBITS                                                           Page No.

  EX-27     Financial Data Schedule . . . . . . . . . . . . . . . . . . 11