Form 10QSB
period 1998-11-30
USA SERVICE SYSTEMS INC
filed 1999-01-19
CIK 1031425

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1998
                               -----------------

                                       OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File Number   000-22095

                            USA Service Systems, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Colorado                                 84-1039267
---------------------------             -----------------------------------
   (State of Incorporation)             (IRS Employer Identification Number)

10770 Wiles Rd. Coral Springs, FL                      33076
--------------------------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)

Regristrant's telephone number: (954) 752-4289
                                --------------

                            (Former name and address)
                                (Former year end)
                        Princeton Management Corporation
--------------------------------------------------------------------------------
                         5650 Greenwood Plaza, Suite 216
                               Englewood, CO 80111
                                December 31, 1998

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  [X]               No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                          Outstanding at November 30, 1998
-----------------------------              --------------------------------
Common Stock, $.001 par value                     5,000,000 Shares


                         PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

         INDEX TO FINANCIAL STATEMENTS                                           Page Number
                                                                                 -----------
Condensed Balance Sheet at November 30, 1998 (Unaudited)
and November 30, 1997                                                                  3

Condensed Statements of Operations for the Three Months Ended
November 30, 1998 and 1997 (Unaudited)                                                 4

Condensed Statements of Cash Flows for the Three Months ended November 30, 1998
And 1997 (Unaudited)                                                                   5

Notes to the Unaudited Condensed Financial Statements                                  6-7

         Item 2.  Management Discussion and Analysis                                   8-11

         Item 6.  Exhibits and Reports on Form 8-K                                     12


                            USA Service Systems, Inc.
                       Condensed Balance Sheet, Unaudited

                                                               November 30, 1998         November 30, 1997
                                                               -----------------         -----------------
                            ASSETS
Cash                                                               $    1,560               $      5,935
Accounts Receivable, Net of Allowance for Doubtful Accounts of
$30,305 at November 30, 1998                                           18,055                     31,481
Prepaid Consulting Fees and Other Current Assets                      180,000                          0
                                                                 ------------              -------------

Current Assets                                                        199,615                     37,416

Property and Equipment, Net of $3,259 in Accumulated
Depreciation at November 30, 1998                                      19,694                     14,078
                                                                 ------------              -------------
TOTAL ASSETS                                                       $  219,309               $     51,494
                                                                 ============              =============
                    LIABILITIES AND CAPITAL
Accounts Payable                                                   $   15,881               $     32,313
Accrued Expense                                                        34,954                     17,941
Notes Payable, Current                                                293,613                          0
Other Current                                                           9,414                          0
                                                                 ------------              -------------

Current Liabilities                                                   353,862                     50,254

Common Stock-$.001 Par Value,  100,000,000 Shares Authorized,           5,000                      5,000
5,000,000 Shares Issued and Outstanding
Additional Paid-in-Capital                                            360,525                     74,670
Accumulated Deficit                                                  (500,478)                   (78,430)
                                                                 ------------              -------------
Total Shareholders' Equity/(Deficiency)                              (134,953)                     1,240
                                                                 ------------              -------------
Total Liabilities and Shareholders' Equity/(Deficiency)             $ 219,309                $    51,494
                                                                 ============              =============


                            USA Service Systems, Inc.
                  Condensed Statements of Operations, Unaudited

                                                         Three Months              Three Months
                                                            Ending                   Ending
                                                      November 30, 1998         November 30, 1997
                                                      -----------------         -----------------
Revenues                                               $      39,803                $     76,323
Cost of Sales                                                 31,924                      64,591
                                                       -------------                ------------

Gross Profit                                                   7,879                      11,372

Selling Expense                                               16,878                           0
General and Administrative Expense                            68,158                      46,775
Interest Expense                                               7,340                           0
                                                       -------------                ------------

Total Expense                                                 92,376                      46,775

Net Loss                                                     (84,497)                    (35,043)
                                                       =============                ============

Accumulated Deficit, Beginning                              (415,581)                    (43,387)

Accumulated Deficit, Ending                            $    (500,078)               $    (78,430)
                                                       =============                ============
Net Loss per Common Share                                      $.017                       $.007
                                                       =============                ============



                            USA Service Systems, Inc.
                       Condensed Statements of Cash Flows

                                                                  Three Months              Three Months
                                                                      Ended                    Ended
                                                                November 30, 1998        November 30, 1997
                                                                -----------------        -----------------
Net Loss                                                           $    (84,497)          $    (35,043)

Adjustments to Reconcile Net Loss and Net Cash
Used in Operating Activities
   (Increase)/Decrease in Accounts Receivable                            51,968                (31,481)
   (Increase)/Decrease in Prepaid Consulting Fees
      and Other Current Assets                                         (180,000)                32,313
   Increase in Accounts Payable                                         (28,321)                17,941
   Increase/(Decrease) in Accrued Expenses                               29,132                      0
                                                                 --------------          -------------
Total Adjustments                                                      (127,221)                18,773
                                                                 --------------          -------------
Net Cash Used in Operating Activities                                  (211,718)               (16,270)
                                                                 --------------          -------------
Net Proceeds, Private Placement                                         222,500                 22,205
Repayment of Notes                                                      (12,297)                     0
                                                                 --------------          -------------
Cash Flows from Financing Activities                                    210,203                 22,205
                                                                 --------------          -------------

Net Increase/(Decrease) in Cash                                          (1,515)                 5,935

Cash at Beginning of Period                                               3,075                      0
                                                                 --------------          -------------
Cash Balance at End of Period                                      $      1,560           $      5,935
                                                                 ==============          =============

USA Service Systems, Inc.

Notes to Financial Statements
--------------------------------------------------------------------------------
1.       Quarterly Financial Statements

         The Accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the results for the interim period have been made.

2.       Summary of Significant Accounting Policies

         Bad Debts
         The Company accounts for bad debts using the allowance method. Accounts are written off when deemed uncollectable.

         Equipment
         Equipment is stated at cost less accumulated depreciation. Depreciation is provided over a useful life of three to seven years using the straight-line method. Major replacements which extend the useful life of equipment are capitalized and depreciated over the remaining useful life. Normal maintenance and repair items are charged to costs and expenses as incurred.

         Cash and Cash Equivalents
         For cash flow purposes the Company considers all certificates of deposit and highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

         Net Loss Per Share
         The computation of Net Loss per share of common stock is computed by dividing Net Loss for the period by the weighted average number of shares outstanding during the period. In connection with a merger accounted for as a recapitalization, Net Loss per share reflects a recapitalization on a retroactive basis. (See Note 3)

         Revenue Recognition
         Revenue is recognized using the accrual method of accounting.

3.       Organization and Business

         USA Service Systems, Inc. (formerly known as Princeton Management Corporation), a shell corporation (the "Company") was incorporated under the Laws of the State of Colorado in October 1986. Effective November 17, 1998, the "Company", acquired (the "Acquisition") all of the issued and outstanding securities of USA Service Systems, Inc., a Florida operating company ("USA") in consideration for which the Company issued 3,750,000 shares of "restricted" common stock (post forward split) to the former USA shareholders. For accounting purposes, the Acquisition is considered to be a capital transaction accompanied by a recapitalization. As a result of the Acq uisition, the Company has adopted the fiscal year end of USA which is August 31.

         Change in Control

         Pursuant to the terms of the Acquisition, Gregory Simonds and Gilberta Gara resigned their positions as officers and directors of the Company. The following persons were appointed as officers/or directors of the Company.

                 NAME                            OFFICE
         ----------------------            -----------------------------------------------
         George D. Pursglove               Chairman, President and Chief Executive Officer

         Chester E. Howard                 Executive Vice President and Chief Financial
                                           Officer and Director

         Douglas C. MacLellan              Director

4.       Notes Payable, Current
         The Company has been dependent on borrowings for operating capital. The Company has borrowed $355,910, with $62,297 having been repaid. The current balance is $293,613. The Company is not currently in default on any of the above notes.

5.       Borrowings, Related Party Transactions
         Two current Company officers have loaned the Company $21,492 in October 1998. The amount (included with Notes Payable, Current in the Condensed Balance Sheet) is still outstanding and is based on the same terms as notes outstanding to non-affiliated parties.

6.       Conversion of notes
         Subsequent to quarter end the Company has converted $175,000 of the above notes at $.80 per share into common stock of the Company.

7.       Change of Business
         The Company has redirected its business efforts from that of a "shell" company to one engaged in servicing of national, retail chains in the area of product assembly, display building, product demonstrations, and inventory counts and audits. The Company performs these services directly for the retail chain or for various suppliers that sell to these retail chains.

8.       Letters of Intent
         The Company has entered into letters of intent for the acquisition of four companies engaged in the same type of business. The companies are located in the Northwest, Southeast, Midwest and western parts of the United States. Management of the Company believes these acquisitions fit well with the Company's strategy of becoming a one-stop service solution for national retail chains and suppliers.

         Management of the Company believes the aggregate sales of these four entities are approximately $16 million and have approximately 700 employees. As discussed in the Capital and Liquidity Resources section, these acquisitions are dependent on the ability of the Company to acquire additional financing, which is estimated to be $4.0 million.

 9.      Prepaid Services
         The Company prepaid an aggregate of $175,000 in fees to consultants in considerate for financial advisory services rendered by the consultants to the Company.

ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward Looking Statements

         The Private Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The forward-looking statements contained in this Form 10-QSB are subject to certain risks and uncertainties. Actual results could differ materially from current expectations. Among the factors that could affect the Company's actual results and cause them to differ from forward-looking statements contained herein is implementing the Company's business strategy successfully. The implementation will depend on business, financial and other factors beyond the Company's control. These could include prevailing changes in consumer preferences and availability of a competent work force. There can be no assurance that the Company will continue to be successful in the implementation of its business strategy. Words used in this Form 10-QSB such as "expects", "believes", "estimates" and "anticipates" and variations of such words and similar expressions are intended to identify such forward-looking statements.

         The following should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the Notes thereto included elsewhere in this Form 10-QSB.

Overview

         USA Service Systems, Inc. (formerly known as Princeton Management Corporation), a shell corporation (the "Company") was incorporated under the Laws of the State of Colorado in October 1986. Effective November 17, 1998, the "Company", acquired (the "Acquisition") all of the issued and outstanding securities of USA Service Systems, Inc., a Florida operating company ("USA") in consideration for which the Company issued 3,750,000 shares of "restricted" common stock (post forward split) to the former USA shareholders. For accounting purposes, the Acquisition is considered to be a capital transaction accompanied by a recapitalization. As a result of the Acq uisition, the Company has adopted the fiscal year end of USA which is August 31.

         USA performs various merchandising and marketing services in the United States. Services provided include product assembly, display building and maintenance, product demonstrations and merchandise replenishment functions. This service is provided mainly to national retail store chains and to major suppliers to these chains.

         As of the date of this report USA has reached agreement with four other companies engaged in the same genre of business. USA intends to acquire these companies with a combination of stock, cash and notes. Upon closing of these acquisitions, USA will employ approximately 700 people and the combined entity is expected to have approximately $16 million in annual revenues, on a pro forma basis.

Change in Control

         As per the terms of the Acquisition, Gregory Simonds and Gilberta Gara resigned their positions as officers and directors of the Company. The following persons were appointed as new officers and directors.


       NAME                                     POSITION
-----------------------        -------------------------------------------------
George D. Pursglove            Chairman, President and Chief Executive Officer,
                               Director

Chester E. Howard              Executive Vice President, Chief Financial
                               Officer, Director

Douglas C. MacLellan           Director


Liquidity and Capital Resources

         The Company requires substantial continuing capital investment to complete the acquisition of the four companies engaged in the same genre of business. It is necessary for the Company to acquire these companies to gain critical mass and the necessary infrastructure to perform as a national solution for major retailers and vendors. Although the Company has been able to arrange debt facilities to date, there can be no assurance that sufficient debt financing will continue to be available in the future, nor that it will be available on terms acceptable to the Company. The Company is relying on the net proceeds from a private placement of its common stock (See "Subsequent Events", below) to pay fees associated with the Acquisition, to repay certain indebtedness, continue development of the Company's infrastructure, develop computer systems and provide working capital. The Company believes that it will require additional debt or equity financing to consumate with the acquisition of the four competitors and for working capital. The Company expects that the additional financing will be in the form of additional equity placements in the future, however, no assurance can be given that the Company will be able to obtain additional financing on reasonable terms, if at all.

Bridge Loans

         The Company has borrowed $355,910 from various entities, as evidenced by promissory notes dated from December 2, 1997 to August 23, 1998. The notes bear interest at the rate of 10% per annum and are due and payable one year from their issuance. Subsequent to November 30, 1998, certain note holders converted an aggregate of $175,000 of promissory notes into shares of common stock at $.80 per share. The proceeds of the notes described above (collectively, the "Bridge Loans") were used to establish the Company's corporate office in Coral Springs, FL, hire Regional Managers, pursue additional financing and pursue acquisitions.

Results of Operations

         Revenues for the three months ended November 30, 1998 and November 30, 1997 respectively were $39,803 and $76,323. The decrease from the prior year is attributable to the change in focus to growth by acquisition and the devotion of a major share of Management's efforts on that behalf.

         Costs of Sales for the same comparative periods were $31,924 and $64,591 respectively. The change in Cost of Sales is attributable mainly to the change in revenues.

         Selling expenses that include Regional offices and their travel, advertising and wages were $16,878 for the period ended November 30, 1998 and $0 for the period ended November 30, 1997. (Regional Managers and offices had not been established at that time).

         General and administrative expense for the period ended on November 30, 1998 was 39,599 (exclusively public shell related costs of $29,559) and $46,775 for the same period last year. The prior year reflected the additional expense of getting the infrastructure to go forward in place.

         Interest expense for the quarter ended November 30, 1998 was $7,340 with no interest expense for the corresponding period last year.

         All of the above resulted in a net loss of $84,497 for the period ended November 30, 1998 and a net loss of $35,043 for the period ended November 30, 1997. The main reason for the increase in losses is the expenditures to source and obtain a suitable public shell and the attendant professional services expenses and travel expense.

Financial Condition

         The Company ended the quarter November 30, 1998, with liquid resources (cash and accounts receivable) of $ 19,615, compared to $ 37,416 at November 30, 1997. The decrease is due to the increased general and administrative costs associated with developing the potential acquisitions and increases in necessary staffing.

         Current liabilities increased from $ 50,254 on November 30, 1997, to $ 353,862 as of November 30, 1998. This change was due to the issuance on various notes as detailed under Notes Payable.

Year 2000 Compliance

         The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The year 2000 issue relates to whether computer systems will function correctly and will properly recognize dates after 1999. If they cannot adequately process beyond the year 1999 and are not corrected significant uncertainties exist. The Company uses computer systems internally in their business and has made efforts to make sure they are year 2000 compliant. The Company intends to have all of its software year 2000 compliant before the end of 1999. The Company does not consider the cost of this compliance significant.

         The Company however, cannot predict the effect of the Year 2000 issue on entities with which it does business and there can be no assurance that the effect on these entities from the year 2000 issue will not have a material adverse effect on the Company's business, financial condition or result of operations. The Company will be formulating a contingency plan with respect to such entities with which it does business.

         Any new software, hardware or support systems implemented in the future will be year 200 compliant or will have upgrades or updates or replacement before the year 2000. Management is currently assessing the year 2000 compliance expense and related potential effect on the Company's earnings.

Subsequent Events

         Subsequent to November 30, 1998, the Company received gross proceeds of $345,000 through a private sale of Common Stock. The funds were used, and are being used, as stated in the first paragraph of the Liquidity and Capital Resouces section of this report.

                                     ITEM 6
                        EXHIBITS AND REPORTS ON FORM 8-K

(b)      Reports filed on Form 8-K

         8-K filed December 2, 1998     Item 10, Other Events, Changes in Control of Registrant
                                        Item 11, Changes in Registrant's Certifying Accountant

         8-K filed October 20, 1998     Item 12, Letter of Intent, Acquisition of USA Service Systems, Inc.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   USA Service Systems, Inc.,
                                   a Colorado corporation

Date:  January 19, 1999            By: /s/ George Pursglove
                                       ---------------------------------
                                       George Pursglove, Chief Executive
                                       Officer and President


Date:  January 19, 1999            By: /s/ Chet Howard
                                       ---------------------------------
                                       Chet Howard, Chief Accounting Officer