Form 10QSB
period 1999-02-28
USA SERVICE SYSTEMS INC
filed 1999-04-19
CIK 1031425

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   (Mark One)

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 1999


                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______________________ to ______________________

                        Commission File Number 000-22095

                            USA Service Systems, Inc.

             (Exact name of registrant as specified in its charter)

                               Colorado 84-1039267

          (State of Incorporation) (IRS Employer Identification Number)

                     10770 Wiles Rd. Coral Springs, FL 33076

               (Address of principal executive offices) (Zip Code)

                  Registrant's telephone number: (954) 752-4289


                            (Former name and address)
                                (Former year end)
                        Princeton Management Corporation

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

                  Yes  [X]              No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                         Outstanding at February 28, 1999
            -----                         --------------------------------

Common Stock, $.001 par value                    5,725,000 Shares

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements


         INDEX TO FINANCIAL STATEMENTS                                           Page Number
                                                                                 -----------
Condensed Balance Sheet at February 28, 1999
and February 28,1998 (Unaudited)                                                       3

Condensed Statements of Operations for the Three and Six Months Ended
February 28, 1999 and 1998 (Unaudited)                                                 4

Condensed Statements of Cash Flows for the Three and Six Months Ended
 February 28, 1999 and 1998(Unaudited)                                                 5

Notes to the Unaudited Condensed Financial Statements                                  6-7

         Item 2.  Management Discussion and Analysis                                   8-11

         Item 6.  Exhibits and Reports on Form 8-K                                     12

                            USA Service Systems, Inc.
                       Condensed Balance Sheet, Unaudited

                                                               February 28, 1999      February 28, 1998
                                                               -----------------      -----------------
                            ASSETS
Cash                                                               $  27,587               $  34,186
Accounts Receivable, Net of Allowance for Doubtful Accounts of
$1,385 at February 28, 1999                                           22,930                  47,341
Prepaid Consulting Fees and Other Current Assets                     208,500                       0
                                                                   ---------               ---------

Current Assets                                                       259,017                  81,527

Property and Equipment, Net of $2,994 in Accumulated
Depreciation at February 28, 1999                                     15,874                       0
                                                                   ---------               ---------
TOTAL ASSETS                                                       $ 274,891               $  81,527
                                                                   =========               =========
                    LIABILITIES AND CAPITAL
Accounts Payable                                                   $  17,583               $  40,525
Accrued Expense                                                       24,682                       0
Notes Payable, Current                                                50,000                 125,000
Other Current                                                          3,582                       0
                                                                   ---------               ---------

Current Liabilities                                                   95,847                 165,525

Common Stock-$.001 Par Value,  100,000,000 Shares Authorized,          5,725                   1,524
5,725,000 Shares Issued and Outstanding at February 28, 1999 and
1,523,500 issued and outstanding at February 28, 1998
Additional Paid-in-Capital                                           807,207                  81,390
Accumulated Deficit                                                 (633,888)               (166,912)
                                                                   ---------               ---------
Total Shareholders' Equity/(Deficiency)                              179,044                 (83,998)
                                                                   ---------               ---------
Total Liabilities and Shareholders' Equity/(Deficiency)            $ 274,891               $  81,527
                                                                   =========               =========

                                        3

                            USA Service Systems, Inc.
                  Condensed Statements of Operations, Unaudited

                                          Three Months Ended         Six Months Ended
                                             February 28,               February 28,
                                          1999         1998         1999         1998
                                        ---------   ---------    ---------   ----------
Revenues                             $  46,259    $  85,029    $  86,063    $ 161,353
Costs of Sales                          23,361       76,517       55,456      141,108

Gross Profit                            22,898        8,512       30,607       20,245

Selling Expense                         21,096            0       29,006            0
General and Administrative Expense     135,212       88,060      219,908      134,836

Total Expense                          156,308       88,060      248,914      134,836

Net Loss                              (133,410)     (79,548)    (218,307)    (114,591)

Accumulated Deficit, Beginning        (500,478)     (78,430)    (415,581)     (43,387)

Accumulated Deficit, Ending           (633,888)    (157,978)    (633,888)    (157,978)

Net Loss Per Common Share            $    0.11    $    0.10    $    0.17    $    0.10

                            USA Service Systems, Inc.
                       Condensed Statements of Cash Flows

                                                                         Three Months Ended            Six Months Ended
                                                                             February 28,                February 28,
                                                                         1999           1998           1999        1998
                                                                         ----           ----           ----        ----
Net Loss                                                                 $(133,410)   $ (79,458)   $(218,307)   $(114,591)

Adjustments to Reconcile Net Loss and Net Cash
Used in Operating Activities
   (Increase)/Decrease in Accounts Receivable                               (4,875)      11,059       47,093      (20,422)
   (Increase)/Decrease in Prepaid Consulting Fees
      and Other Current Assets                                             (28,500)           0     (208,500)     (32,313)
   Increase/(Decrease) in Accounts Payable                                   1,702        9,212      (26,619)      27,153
   Increase/(Decrease) in Accrued Expenses                                 (10,272)     (17,941)      18,860      (17,941)
   Increase/(Decrease) in Other Current Liabilities                         (5,832)           0       (5,832)           0

Total Adjustments                                                          (47,777)       2,330     (174,998)     (43,523)

Net Cash Used in Operating Activities                                     (181,187)     (77,128)    (393,305)    (158,114)

Cash for Equipment (Purchases)/Disposal                                      3,820      (14,097)       3,820      (12,176)

Net Proceeds, Private Placement                                            247,007       79,476      669,907       79,476
Placement/(Repayment) of Notes                                             (43,613)      40,000     (255,910)     125,000

Cash Flows from Financing Activities                                       203,391      119,476      413,997      204,476

Net Increase/(Decrease) in Cash                                             26,027       28,251       24,512       34,186

Cash at Beginning of Period                                                  1,560        5,935        3,075            0

Cash Balance at End of Period                                               27,587       34,186       27,587       34,186

Non Cash Financing Activity:
     During the 3 month period ending February 28, 1999 debt of $200,000 was converted to common stock

USA Service Systems, Inc.

Notes to Financial Statements

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

3.       Organization and Business

         USA Service Systems, Inc. (formerly known as Princeton Management Corporation), a shell corporation (the "Company") was incorporated under the Laws of the State of Colorado in October 1986. Effective November 17, 1998, the "Company", acquired (the "Acquisition") all of the issued and outstanding securities of USA Service Systems, Inc., a Florida operating company ("USA") in consideration for which the Company issued 3,750,000 shares of "restricted" common stock (post forward split) to the former USA shareholders. For accounting purposes, the Acquisition is considered to be a capital transaction accompanied by a recapitalization. As a result of the Acquisition, the Company has adopted the fiscal year end of USA which is August 31.

4.       Notes Payable, Current
         The Company has been dependent on borrowings for operating capital. The Company has borrowed $355,910, with $305,910 having been repaid. The current balance is $50,000. The Company is currently in default on the sole remaining note of $50,000.

5.       Borrowings, Related Party Transactions
         Two current Company officers have loaned the Company $21,492 in October 1998. The amount has been repaid by the Company.

6.       Conversion of notes
         The Company has converted notes totaling $200,000 for $0.80 per share by issuance of 250,000 shares of common stock .

7. During the three months ended February 28, 1999 and 1998, the Company sold 306,250 and 23,500 shares of Common Stock for $245,000 and $29,375 respectively. During the six months ended February 28, 1999 and 1998, the Company sold 631,250 and 23,500 shares of Common Stock for $505,000 and $29,375 respectively.

8.       Change of Business
         The Company has redirected its business efforts from that of a "shell" company to one engaged in servicing of national, retail chains in the area of product assembly, display building, product demonstrations, and inventory counts and audits. The Company performs these services directly for the retail chain or for various suppliers that sell to these retail chains.

9.       Letters of Intent
         The Company has entered into letters of intent for the acquisition of four companies engaged in the same type of business. The companies are located in the Northwest, Southeast, Midwest and western parts of the United States. Management of the Company believes these acquisitions fit well with the Company's strategy of becoming a one-stop service solution for national retail chains and suppliers. Negotiations for these acquisitions are continuing.

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

Overview

         USA Service Systems, Inc. (formerly known as Princeton Management Corporation), a shell corporation (the "Company") was incorporated under the Laws of the State of Colorado in October 1986. Effective November 17, 1998, the "Company", acquired (the "Acquisition") all of the issued and outstanding securities of USA Service Systems, Inc., a Florida operating company ("USA") in consideration for which the Company issued 3,750,000 shares of "restricted" common stock (post forward split) to the former USA shareholders. For accounting purposes, the Acquisition is considered to be a capital transaction accompanied by a recapitalization. As a result of the Acquisition, the Company has adopted the fiscal year end of USA which is August 31.

         USA performs various merchandising and marketing services in the United States. Services provided include product assembly, display building and maintenance, product demonstrations and merchandise replenishment functions. This service is provided mainly to national retail store chains and to major suppliers to these chains.

         As of the date of this report USA has reached agreement with four other companies engaged in the same genre of business. USA intends to acquire these companies with a combination of stock, cash and notes. Upon closing of these acquisitions, USA will employ approximately 700 people and the combined entity is expected to have approximately $16 million in annual revenues, on a pro forma basis.
                                        8

Change in Control

         As per the terms of the Acquisition, Gregory Simonds and Gilberta Gara resigned their positions as officers and directors of the Company. The following persons were appointed as new officers and directors.


       NAME                                    POSITION
       ----                                    --------

George D. Pursglove            Chairman, President and Chief Executive Officer,
                               Director

Chester E. Howard              Executive Vice President, Chief Financial
                               Officer, Director

Douglas C. MacLellan           Director


Liquidity and Capital Resources

         The Company requires substantial continuing capital investment to complete the acquisition of the four companies engaged in the same genre of business. It is necessary for the Company to acquire these companies to gain critical mass and the necessary infrastructure to perform as a national solution for major retailers and vendors. Although the Company has been able to arrange debt facilities to date, there can be no assurance that sufficient debt financing will continue to be available in the future, nor that it will be available on terms acceptable to the Company. The Company is relying on the net proceeds from a private placement of its common stock (See "Subsequent Events", below) to pay fees associated with the Acquisition, to repay certain indebtedness, continue development of the Company's infrastructure, develop computer systems and provide working capital. The Company believes that it will require additional debt or equity financing to consummate the acquisition of the four competitors and for working capital. The Company expects that the additional financing will be in the form of additional equity placements in the future, however, no assurance can be given that the Company will be able to obtain additional financing on reasonable terms, if at all.

Bridge Loans

         The Company has borrowed $355,910 from various entities, as evidenced by promissory notes dated from December 2, 1997 to August 23, 1998. The notes bear interest at the rate of 10% per annum and are due and payable one year from their issuance. The Company has converted $200,000 at $0.80 per share by issuance of 250,000 shares of common stock of the Company. Additionally, other notes totaling $105,910 were repaid, leaving a currently outstanding note in the Amount of $50,000. The Company is in default of the repayment terms of this note. The proceeds of the notes described above (collectively, the "Bridge Loans") were used to establish the Company's corporate office in Coral Springs, FL, hire Regional Managers, pursue additional financing and pursue acquisitions.

Results of Operations

         Revenues for the three months ended February 28, 1999 and February 28, 1998 respectively were $46,259 and $85,029. Revenues for the six months ended on the same dates in 1999 and 1998 were $86,063 and $161,353 respectively. The decrease from the prior periods is attributable to the change in focus to growth by acquisition and the devotion of a major share of Management's efforts on that behalf.

         Costs of Sales for the same three month periods were $23,361 and $76,517 respectively. The cost of sales for the comparative six months was $55,456 and $141,108 respectively. The change in Cost of Sales is attributable mainly to the change in revenues.

         Selling expenses that include Regional offices and travel, advertising and wages were $21,096 for the three month period ended February 28, 1999 and $0 for the same period ended February 28, 1998. Selling expenses for the six months ended February 28, 1999 were $29,006. (Regional Managers and offices had not been established for the comparative period last year).

         General and administrative expense for the period ended on February 28, 1999 was $135,212 and $88,060 for the same period last year. The increase stems from the acquisition related legal and accounting costs. The general and administrative expense for the six months ended February 28, 1999 and 1998 were $219,908 and $134,836 respectively.

         Interest expense for the quarter ended February 28, 1999 was $1,250 and $2,931 for the corresponding period last year.

         All of the above resulted in a net loss of $133,410 for the three month period ended February 28, 1999 and a net loss of $79,458 for the three month period ended February 28, 1998. The main reason for the increase in losses is the expenditures to complete the acquisition of the aforementioned four companies and the attendant professional services expenses and travel expense. The loss for the six month period ended February 28, 1999 is $218,307 and $114,591 for the comparable six month period last year.

Financial Condition

         The Company ended the quarter February 28, 1999, with liquid resources (cash and accounts receivable) of $ 50,517, compared to $ 81,527 at February 28, 1998. The decrease is due to the increased general and administrative costs associated with developing the potential acquisitions and decrease in sales due focus on acquisitions.

         Current liabilities were $ 95,487 on February 28, 1999, compared to $ 165,525 on February 28, 1998. This change was due principally to the conversion of $200,000 in notes payable to common stock at $0.80 per share.

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

         Any new software, hardware or support systems implemented in the future will be year 2000 compliant or will have upgrades or updates or replacement before the year 2000. Management is currently assessing the year 2000 compliance expense and related potential effect on the Company's earnings.

Subsequent Events

         Subsequent to February 28, 1999, the Company received gross proceeds of $50,000 through a private sale of Common Stock. The funds were used, and are being used, as stated in the first paragraph of the Liquidity and Capital Resources section of this report.

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

                                   USA Service Systems, Inc.,
                                   a Colorado corporation

Date:  April 19, 1999              By: /s/ George Pursglove
                                   -------------------------------------
                                   George Pursglove, Chief Executive
                                   Officer and President


Date:  April 19, 1999              By: /s/ Chet Howard
                                   -------------------------------------
                                   Chet Howard, Chief Accounting Officer