Form 10QSB
period 1999-05-31
USA SERVICE SYSTEMS INC
filed 1999-07-15
CIK 1031425

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   (Mark One)

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended May 31, 1999


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

              Yes  [X]        No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                  Outstanding at May 31, 1999
            -----                  ---------------------------

Common Stock, $.001 par value                    5,787,500 Shares

                         PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

         INDEX TO FINANCIAL STATEMENTS                              Page Number
                                                                    -----------
Condensed Balance Sheet at May 31, 1999
and May 31,1998 (Unaudited)                                                3

Condensed Statements of Operations for
the Three and Nine Months Ended
May 31,1999 and 1998 (Unaudited)                                           4

Condensed Statements of Cash Flows for
the Three and Nine Months Ended
May 31, 1999 and 1998(Unaudited)                                           5

Notes to the Unaudited Condensed Financial Statements                   6-7

     Item 2.  Management Discussion and Analysis                        8-11

     Item 6.  Exhibits and Reports on Form 8-K                         12

                            USA Service Systems, Inc.
                       Condensed Balance Sheet, Unaudited

                                                                 May 31, 1999              May 31, 1998
                                                                 ------------              ------------
                            ASSETS
Cash                                                              $     1,243               $    34,186
Accounts Receivable, Net of Allowance for Doubtful Accounts of
$1,385 at May 31, 1999                                                 29,239                    47,341
Prepaid Consulting Fees and Other Current Assets                      208,500                         0
                                                                  -----------               -----------

Current Assets                                                        238,932                    81,527

Property and Equipment, Net of $2,994 in Accumulated
Depreciation at May 31, 1999                                           15,875                         0
                                                                  -----------               -----------
TOTAL ASSETS                                                      $   254,857               $    81,527
                                                                  ===========               ===========
                    LIABILITIES AND CAPITAL
Accounts Payable                                                  $    13,539               $    40,525
Accrued Expense                                                       136,801                         0
Notes Payable, Current                                                 50,000                   125,000
Other Current                                                          24,528                         0
                                                                  -----------               -----------

Current Liabilities                                                   224,868                   165,525

Common Stock-$.001 Par Value,  100,000,000 Shares Authorized,           5,788                     1,524
5,787,500 Shares Issued and Outstanding at May 31,1999 and
1,523,500 issued and outstanding at May 31, 1998
Additional Paid-in-Capital                                            849,645                    81,396
Accumulated Deficit                                                  (825,444)                 (166,912)
                                                                  -----------               -----------
Total Shareholders' Equity/(Deficiency)                                29,989                   (83,998)
                                                                  -----------               -----------
Total Liabilities and Shareholders' Equity/(Deficiency)           $   254,857               $    81,527
                                                                  ===========               ===========


                            USA Service Systems, Inc.
                  Condensed Statements of Operations, Unaudited

                                                    Three Months Ended           Six Months Ended
                                                        May 31, 1999               May 31, 1999

                                                     1999         1998          1999            1998
                                                     ----         ----          ----            ----
Revenues                                         $  22,243     $  36,025     $ 108,306       $ 197,378
Costs of Sales                                      13,866        66,736        69,322         207,844

Gross Profit                                         8,377       (30,711)        38,984        (10,466)

Selling Expense                                     14,657        22,994        43,663          28,080
General and Administrative Expense                 185,276        65,944       405,184         195,694

Total Expense                                      199,933        88,938       448,847         223,774

Net Loss                                          (191,556)     (119,649)     (409,863)       (234,240)

Accumulated Deficit, Beginning                    (638,888)     (157,978)     (415,581)       (277,627)

Accumulated Deficit, Ending                       (825,444)     (277,627)     (825,444)       (511,867)

Net Loss Per Common Share                          ($0.144)      ($0.048)      ($0.144)         ($0.89)


                                        4

                            USA Service Systems, Inc.
                       Condensed Statements of Cash Flows

                                                                            Three Months Ended                Nine Months Ended
                                                                                 May 31,                         May 31, 1999
                                                                          1999             1998             1999             1998
                                                                          ----             ----             ----             ----
Net Loss                                                               $(186,552)       $ (79,458)       $(409,863)       $(114,591)

Adjustments to Reconcile Net Loss and Net Cash
Used in Operating Activities
   (Increase)/Decrease in Accounts Receivable                             (6,309)          11,059           69,704          (20,422)
   (Increase)/Decrease in Prepaid Consulting Fees
      and Other Current Assets                                            (4,096)               0         (208,500)         (32,313)
   Increase/(Decrease) in Accounts Payable                                13,290            9,212          (30,663)          27,153
   Increase/(Decrease) in Accrued Expenses                               112,120          (17,941)         124,188          (17,941)
   Increase/(Decrease) in Other Current Liabilities                        2,495                0           (3,133)               0

Total Adjustments                                                        117,500            2,330          (48,404)         (43,523)

Net Cash Used in Operating Activities                                    (69,052)         (77,128)        (458,267)        (158,114)

Cash for Equipment (Purchases)/Disposal                                        0          (14,097)               0          (12,176)

Net Proceeds, Private Placement                                           42,438           79,476          712,345           79,476
Placement/(Repayment) of Notes                                                 0           40,000         (255,910)         125,000

Cash Flows from Financing Activities                                      42,438          119,476          456,435          204,476

Net Increase/(Decrease) in Cash                                          (26,614)          28,251           (1,832)          34,186

Cash at Beginning of Period                                               27,857            5,935            3,075                0

Cash Balance at End of Period                                              1,243           34,186            1,243           34,186



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

Results of Operations

         Revenues for the three months ended May 31, 1999 and May 31, 1998 respectively were $22,243 and $36,025. Revenues for the nine months ended on the same dates in 1999 and 1998 were $108,306 and $197,378 respectively. The decrease from the prior periods is attributable to the change in focus to growth by acquisition and the devotion of a major share of Management's efforts on that behalf.

         Costs of Sales for the same three month periods were $13,866 and $66,736 respectively. The cost of sales for the comparative nine months was $69,322 and $207,844 respectively. The change in Cost of Sales is attributable mainly to the change in revenues.

         Selling expenses that include Regional offices and travel, advertising and wages were $14,657 for the three month period ended May 31, 1999 and $22,994 for the same period ended May 31, 1998. Selling expenses for the nine months ended May 31, 1999 were $43,663. (Regional Managers and offices had not been established for the comparative period last year).

         General and administrative expense for the period ended on May 31, 1999 was $185,276 and $65,994 for the same period last year. The increase stems from the acquisition related legal and accounting costs. The general and administrative expense for the nine months ended May 31 1999 and 1998 were $405,184 and $195,694 respectively.

         Interest expense for the quarter ended May 31, 1999 was $1,250 and $2,931 for the corresponding period last year.

         All of the above resulted in a net loss of $191,556 for the three month period ended May 31, 1999 and a net loss of $119,649 for the three month period ended May 31, 1998. The main reason for the increase in losses is the expenditures to complete the acquisition of the aforementioned four companies and the attendant professional services expenses and travel expense. The loss for the nine month period ended May 31, 1999 is $409,863 and $234,240 for the comparable nine month period last year.

Financial Condition

         The Company ended the quarter May 31, 1999, with liquid resources (cash and accounts receivable) of $ 30,182, compared to $ 81,527 at May 31, 1998. The decrease is due to the increased general and administrative costs associated with developing the potential acquisitions and decrease in sales due focus on acquisitions.

         Current liabilities were $ 224,868 on May 31, 1999, compared to $ 165,525 on May 31, 1998. This change was due principally to the increase in accrued expenses that the Company did not have the cash to pay on a timely basis.

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

                                   USA Service Systems, Inc.,
                                   a Colorado corporation

Date:  January 19, 1999            By: /s/ George Pursglove
                                      -----------------------------------
                                       George Pursglove, Chief Executive
                                       Officer and President


Date:  January 19, 1999            By: /s/ Chet Howard
                                      -----------------------------------
                                       Chet Howard, Chief Accounting Officer