Form 10QSB
period 1999-09-30
USA SERVICE SYSTEMS INC
filed 1999-11-23
CIK 1031425

THIS DOCUMENT IS A COPY OF THE FORM 10-QSB FILED ON NOVEMBER 22, 1999 PURSUANT
                   TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.

                                  UNITED STATES
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1999.

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the  transition  period  from  _______  to  ________.

Commission File Number 0-22095

                            USA SERVICE SYSTEMS, INC.

             Colorado                                    88-1039267
State or other jurisdiction of incorporation          (I.R.S. Employer
                                                       Identification No.

                            USA Service Systems, Inc.
                              1750 University Drive
                                    Suite 117
                          Coral Springs, Florida 33071
                     Address of principal executive offices

                                 (954) 796-8060
                     Registrant's telephone number, including area code

                                10770 Wiles Road
                          Coral Springs, Florida 33076
                  Former address of principal executive offices

Indicate by check mark whether the Registrant (1) has files all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.

            Yes             X                        No    ________
                  ------------------

      As of November 19, 1999 the Company had 50,833,470 outstanding shares of common stock.

                            USA SERVICE SYSTEMS, INC.
-------------------------------------------------------------------------------

                             CONDENSED BALANCE SHEET

Unaudited
------------------------------------------------------------------------------


                                              September 30,      December 31,
ASSETS                                           1999               1998
------
-------------------------------------------------------------------------------

CURRENT ASSETS
   Cash and equivalents                       $   89,697      $     2,485
   Accounts receivable                         1,523,928          337,138
   Loans and exchange                             29,800           10,000
   Prepaid expenses                              232,362          141,882
   Subscriptions receivable                      195,000                -
   Inventories                                 1,316,552        1,211,086
------------------------------------------------------------------------------
      Total current assets                     3,387,339        1,560,709

Property and equipment, net of accumulated
   depreciation of $24,357 and $1,001          1,007,120           23,618

Other assets                                      23,789           25,713
------------------------------------------------------------------------------

   TOTAL ASSETS                            $   4,418,248      $ 1,751,922
------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIENCY IN ASSETS)
------------------------------------------------------------------------------

CURRENT LIABILITIES
   Bank Overdraft                                $    -         $ 55,913
   Accounts payable and accrued expenses        700,289        1,202,950
   Loan payable, current portion              1,500,000                -
-------------------------------------------------------------------------------
      Total current liabilities               2,200,289        1,258,863

Due to stockholder                            1,567,426        1,230,876

   TOTAL LIABILIIES                           3,767,715        2,489,739
-------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)     650,533       (  737,817)
------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 4,418,248       $1,751,817
-------------------------------------------------------------------------------

                            USA SERVICE SYSTEMS, INC.
-------------------------------------------------------------------------------
CONDENSED STATEMENT OF OPERATIONS

--------------------------------------------------------------------------------

Unaudited
--------------------------------------------------------------------------------

                                                Nine months ended September 30,
                                                      1999             1998
-------------------------------------------------------------------------------

SALES                                              $5,179,189          $     -

COST OF GOODS SOLD                                  3,681,520                -
--------------------------------------------------------------------------------

GROSS PROFIT                                        1,497,669                -


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES        1,427,926          334,551
--------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS                          69,743        (334,551)

STOCK BASED COMPENSATION AND FINANCING COSTS (NOTE 7)
                                                      421,166                -

OTHER INCOME                                              625            1,483
-------------------------------------------------------------------------------

NET INCOME (LOSS)                                 $  (350,798)      $ (333,068)
-------------------------------------------------------------------------------

                            USA SERVICE SYSTEMS, INC.
-------------------------------------------------------------------------------
CONDENSED STATEMENT OF OPERATIONS

--------------------------------------------------------------------------------

Unaudited
--------------------------------------------------------------------------------

                                               Three months ended September 30,
                                                     1999             1998
-------------------------------------------------------------------------------

SALES                                             $886,837            $    -

COST OF GOODS SOLD                                 471,379                 -
------------------------------------------------------------------------------

GROSS PROFIT                                       415,458                 -


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES       454,172           205,089
--------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS                      (38,714)         (205,089)

   STOCK BASED COMPENSATION AND FINANCING
COSTS (NOTE 7)                                     421,166                 -

OTHER INCOME                                           253             1,104
-------------------------------------------------------------------------------


NET (LOSS)                                       $(459,627)        $(203,985)
-------------------------------------------------------------------------------

                            USA SERVICE SYSTEMS, INC.
                             STATEMENT OF CASH FLOWS

-------------------------------------------------------------------------------
Unaudited
-------------------------------------------------------------------------------

                                                   Nine months ended September
30,
                                                      1999              1998
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                           ($   350,798)       ($ 333,068)
------------------------------------------------------------------------------
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation                                   23,356                 -
      Stock based compensation and financing costs  421,166
      Stock issued for services                     148,581                 -
      Changes in operating assets and liabilities:
          Accounts receivable                   ( 1,186,790)                -
          Inventories                           (   105,466)       (   44,534)
          Prepaid assets                        (    90,480)        ( 150,000)
          Subscriptions receivable              (   195,000)                -
          Other assets                                1,924             3,102)
          Accounts payable and accrued expenses (   502,662)           88,486
-----------------------------------------------------------------------------
            Total adjustments                   ( 1,485,370)      (   109,150)
               Net cash used in operating
                      activities                ( 1,836,168)      (   442,218)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Loan to employee                             (    19,800)     (     10,000)
   Purchases of property and equipment          ( 1,006,858)     (      1,575)
------------------------------------------------------------------------------
         Net cash used in investing activities  ( 1,026,658)     (     11,575)
------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock                       1,169,401               500
   Net borrowings from stockholder                  336,550           499,000
   Net borrowings, other                          1,500,000                 -
   Payments                                   (      55,913)                -
-----------------------------------------------------------------------------
      Net cash provided by financing activities   2,950,038           499,500
-----------------------------------------------------------------------------

NET INCREASE IN CASH AND EQUIVALENTS                 87,212            45,707
-----------------------------------------------------------------------------

CASH AND EQUIVALENTS - BEGINNING                      2,485                 -

CASH AND EQUIVALENTS - ENDING                        89,697        $   45,707

Supplemental Disclosures:

   Interest paid to stockholder                 $     6,856                 -
-----------------------------------------------------------------------------

                            USA SERVICE SYSTEMS, INC.
                  NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

1.    INTERIM REPORTING

      The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles and Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and related footnotes for the year ended December 31, 1998 included in the Company's annual report on Form 8-K/A filed with the Securities and Exchange Commission on November 15, 1999.

2.    Acquisition of East Coast Beverage Corp.

      Effective August 31, 1999 the Company acquired all of the issued and outstanding shares of East Coast Beverage Corp. ("ECBC") in exchange for
41,300,758 shares of the Company's common stock. Immediately prior to this transaction, certain officers and directors of the Company surrendered 2,734,202 shares of the Company's common stock. Following this transaction the Company had 44,354,058 issued and outstanding shares of common stock. The former shareholders of ECBC now own approximately 93% of the Company's common stock. In connection with this transaction the management of the Company resigned and was replaced by the management of ECBC. The acquisition of ECBC was treated for accounting purposes as a capital transaction and as a result the historical financial statements of ECBC are those of the Company.

      The business of the Company, which is conducted through ECBC, now involves the development, production and distribution of Coffee House USA(TM), a proprietary line of all natural, ready to drink ("RTD") bottled coffee drinks.

3.    PRINCIPLES OF CONSOLIDATION

      The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, East Coast Beverage Corp. All significant inter company accounts and transactions have been eliminated.

4.    Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

5.    Revenue Recognition

      Revenue from product sales is recognized by the Company when title and risk of loss passes to the distributor, which generally occurs upon shipment from the manufacturing facility.

6.    LOAN FROM STOCKHOLDER

      At September 30, 1999, the Company had an unsecured loan payable to an officer, director and principal shareholder in the amount of $1,567,426. The loan bears interest payable monthly at 10% per annum, and is due on demand.

7.    STOCK BASED COMPENSATION AND FINANCING COSTS

      In August 1999 ECBC issued 546,300 shares of its common stock (as adjusted for the share-for-share exchange between the Company and ECBC) to a principal shareholder and consultant for services provided to ECBC. The value of these shares ($88,666) has been expensed as Stock Based Compensation during the quarter ended September 30, 1999.

      Between May and August 1999 ECBC borrowed $1,000,000 from the consultant. In exchange for 2,048,648 shares of common stock (as adjusted for the share-for-share exchange between the Company and ECBC), ECBC and the consultant agreed to significant modifications to the terms of the Notes. The value of these shares ($332,500) has been expensed as Financing Costs during the quarter ended September 30, 1999.

8.    Stock Split

      On March 24, 1999, the Company's shareholders approved a 25,000 for 1 forward split of the Company's common stock.

9.    Private SALES OF SECURITIES

      During March and April 1999, ECBC sold 1,000 shares of convertible preferred stock to certain private investors for $1,000 per share. On August 25, 1999 the shares of preferred stock were converted into 6,161,334 shares of the Company's common stock (as adjusted for the share-for-share exchange between the Company and ECBC).

      During the three months ending September 30, 1999 the Company sold 3,485,541 shares of its common stock to private investors at a price of $0.34 per share. Subsequent to September 30, 1999 the Company sold an additional 2,993,871 shares of its common stock to private investors at the same price.

    Management's Discussion and Analysis of Financial Condition and Results of Operation

      The Company did not begin shipping product until December 1998. As a result, comparisons cannot be made between operations for the nine months ending September 30, 1999 and the nine months ending September 30, 1998.

      During the nine months ended September 30, 1999 the Company had income from operations of $69,743. However, expenses of $421,166 (which did not require the use of cash) associated with stock-based compensation and common stock issued in consideration for the modification of loan terms resulted in a net loss for the period of $350,798. The Company believes that the expenses associated with the issuance of the common stock for services and for the modification of loan terms will not occur in future periods, or at least will not impact the Company's operating results to the same extent as during the period ending September 30, 1999. During the current nine-month period the Company's operations used approximately $2,950,000 in cash and the Company spent approximately $1,006,000 on the purchase of property and equipment.. Cash required during the nine month period was generated through sales of the Company's common stock and borrowings from the Company's Chief Executive Officer and third parties.

      The Company believes that additional capital will be needed to expand the Company's operations and to finance the Company's growth. The Company expects to obtain additional capital through the private sale of the Company's common stock or from borrowings from private lenders and/or financial institutions. There can be no assurance that the Company will be successful in obtaining any additional capital which may be needed.

Impact of the "Year 2000" Computer Issue

Because computers frequently use only two digits to recognize years, on January 1, 2000, many computer systems, as well as equipment that uses embedded computer chips, may be unable to distinguish between the years 1900 and 2000. If not remediated, this problem could create system errors and failures resulting in the disruption of normal business operations. In the event the Company fails to identify or correct a material Year 2000 problem, there could be disruptions in normal business operations, which could have a material adverse effect on the Company's results of operations, liquidity or financial condition. Further, there may be some third parties, such as governmental agencies, utilities, telecommunication companies, vendors, suppliers and customers who may not be able to continue business with the Company due to their own Year 2000 problems. Also, risks associated with some foreign third parties may be greater since there is general concern that some entities operating outside the United States are not addressing Year 2000 issues on a timely basis. There can be no assurance that any efforts made will fully mitigate the effect of Year 2000 issues.

                                     PART II
                                OTHER INFORMATION

Item 1.  Changes in Securities and Use of Proceeds


         Effective August 31, 1999 the Company acquired all of the issued and outstanding shares of East Coast Beverage Corp. ("ECBC") in exchange for 41,300,758 shares of the Company's common stock.

      During the three months ending September 30, 1999 the Company sold 3,485,541 shares of its common stock to private investors at a price of $0.34 per share. Subsequent to September 30, 1999 the Company sold an additional 2,993,871 shares of its common stock to private investors at the same price. The Company paid commissions of $217,400 in connection with the sale of the shares. Proceeds from the sale of these shares were used to fund the Company's operations.

         The Company relied upon the exemption provided by Section 4 (2) of the Securities Act of 1933 in connection with the issuance of the common stock described above. The shares described above are "Restricted Securities" and that term is defined in Rule 144 of the Securities and Exchange Commission.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits
         No exhibits are filed with this report

(b)      Reports on Form 8-K
         During the quarter ended September 30, 1999 the Company filed the following reports on Form 8-K:

o Report filed on September 14, 1999 pertaining to the acquisition of East Coast Beverage Corp.
o Report filed on November 15, 1999 containing the financial statements of East Coast Beverage Corp. and pro forma financial statements.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            usa Service systems, inc.



Date:  November 19, 1999              By  /s/ John Calabrese
                                         ------------------------------------
                                         John Calabrese
                                         Chief Executive Officer