Form 10KSB
period 1999-12-31
USA SERVICE SYSTEMS INC
filed 2000-04-14
CIK 1031425

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   (Mark One)
(X)                       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999.

                                             OR

( )                 TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ____________.

Commission file number 0-22095

                         EAST COAST BEVERAGE CORPORATION
             (Exact name of registrant as specified in its charter)

          COLORADO                                         84-1039267
 (State or other jurisdiction of incorporation         (I.R.S. Employer
    or organization)                                   Identification No.)

     1750 University Drive
          Suite 117
    Coral Springs, Florida                                  33071
(Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (954) 796-8060

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.0001 par value
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                       Yes X  No ___

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 31, 2000, was approximately $6,460,000. Shares of common stock held by each officer, director and principal shareholder have been excluded in that such persons may be deemed to be affiliates of the Registrant.

Documents Incorporated by Reference:   None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The Registrant's revenues during the year ended December 31, 1999 were $4,403,499.

    As of March 31, 2000, the Registrant had 7,872,654 issued and outstanding shares of common stock.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

      East Coast Beverage Corp. ("ECBC") is a Colorado corporation which prior to September 1999 did business under the name USA Service Systems, Inc. ("USA"). Between November 1998 and July 1999 USA provided retail stores and manufacturers with product assembly, product demonstrations, point - of - sale product displays, and inventory counts and audits.

      As of July 1999 USA had entered into letters of intent for the acquisition of four companies engaged in the same business as that conducted by USA. However, USA was unable to obtain approximately $4,000,000 in additional equity capital which was needed to finance these acquisitions. In July 1999 USA essentially discontinued its business and made plans to distribute its remaining assets (having a minimal value) to certain officers and directors of USA.

      Effective August 31, 1999 USA acquired all of the issued and outstanding shares of East Coast Beverage Corp. in exchange for 5,040,000 shares of USA's common stock. In connection with this transaction the name of the Company was changed to "East Coast Beverage Corp." and the management of USA resigned and was replaced by the management of ECBC. ECBC's business now involves the development, production and distribution of Coffee House USA(TM), a proprietary line of all natural, ready to drink ("RTD") bottled coffee drinks.

      All historical share data in this report has been adjusted to reflect a 8.194595-for-one reverse split of ECBC's common stock which was approved by ECBC's shareholders on February 22, 2000.

      Coffee is the number one drink in the world, with Americans alone consuming over $5.8 billion in 1997. According to the National Coffee Association in 1998 over 108 million Americans drank an espresso, cappuccino, latte or iced coffee, a 35% increase over the previous year. Three years ago, frozen coffee drinks came into the market and the consumption of frozen coffee has doubled every year. However, the drawback with frozen coffees is they must be consumed immediately and could not be sold to the mass market. From this evolved the RTD (ready to drink) Iced Coffee category, which in a few years has become the fastest growing segment in the New Age category with an increase of 153% in 1997 and 83% in 1998. The New Age category refers to premium-priced beverages that were created to respond to emerging consumer trends and interest.

      Sales by category of New Age Beverages are summarized below:

                                                             Year Ending 1998
       NEW AGE BEVERAGES                                     (in millions)

       RTD SS Fruit beverages (Tropicana, Very Fine)        $2,125      27.5%
       RTD PET bottled waters (Perrier Group, Geyser)        1,500      19.4%
       Sports Beverages (Gatorade, Powerade, All Sport)      1,510      19.5%
       RTD Teas (Snapple, Arizona, Mystic, Lipton)           1,340      17.4%

       Sparkling flavored waters (Talking Rain)                450       5.8%
       Premium Soda                                            360       4.6%
       RTD Coffee (Starbucks, regional brands)                 200       2.6%
                                                              -----     ----

                     SUBTOTAL NEW AGE                       $7,485

       Nutrient Enhanced Drinks                                100       1.3%
       Fresh Packed Juices                                      55        .7%
       Smoothies                                                45        .6%
       Vegetable/Fruit Juice Blends                             20        .3%
       All Other                                                25        .3%
                                                              ----       -----

                                      TOTAL                 $7,730

Product

      ECBC's product is more than just a cold coffee, tasting like a milkshake, and is marketed as such. It can be substituted at any occasion where a milkshake might be used with a hamburger at lunch, as a stand-alone snack, etc. ECBC's iced coffee is naturally flavored and enhanced with whole milk and rich coffee bean extract. ECBC's products are all natural, low in fat, visually exciting and have a broad spectrum of flavors.

      ECBC's products can be differentiated with those of competitors by its taste, advanced technological Fuji wrap and ECBC's proprietary glass container. Each of the flavors used by ECBC has gone through extensive consumer tasting and approval. ECBC's iced coffee comes in the following flavors:

            Cinnamon, Mocha, Vanilla Mousse, Regular, Hazelnut, Toasted Almond, German Chocolate, and Banana's Foster

      ECBC's  proprietary  formulas for its products are trade  secrets and ECBC
requires  its  manufacturers,   employees,   brokers  and  consultants  to  sign
confidentiality agreements.
ECBC's glass container is also proprietary and design protected.

Production

      ECBC does not own or operate any manufacturing facilities, but rather outsources manufacturing and bottling to third party copackers. Outsourcing provides ECBC production flexibility and capacity and allows management to focus its energy and resources on marketing and sales while avoiding the costs and risks associated with production .

      ECBC's products are manufactured using ECBC's proprietary formulas. Copackers may not produce products for any other customer using these formulas. ECBC purchases flavor, nutrient, and packaging raw materials for delivery to the copacker.

      ECBC's copackers have the capacity to produce 70,000 cases a day and are able to fulfill ECBC's planned production needs for at least the next three years. If ECBC's growth exceeds the production capacity of its copackers, or they were unable or unwilling to continue production, ECBC believes it could locate other copackers to meet its production needs without any serious disruption to ECBC's operations.

      The copackers produce and package ECBC's products in accordance with Standard Operating Procedures for Good Manufacturing Practice specified by the Food and Drug Administration.

      ECBC does not have any credit line with any bank. Should ECBC's growth exceed what is anticipated, a line of credit may be required to cover working capital needs.

Distribution and Marketing

ECBC uses a network of distributors to market its iced coffee beverage. Certain distributing companies used by ECBC have long term relationships with major grocery chains and as a result, are capable of rapidly gaining access into chain shelves at reduced rates.

      Other distributors are dominant in the convenience/deli/single serve business that is essential in building a brand from the ground up. The distributors in each territory have been selected based on their impact in the territory, financial strength, commitment to building the brand and expertise in specific distribution venues. In many cases, ECBC will employ two distributors to launch the product in a specific region, allowing each to focus on their respective area of distribution expertise.

      ECBC has recently engaged Super Value (Emerald and Portland Bottling) to bring its products to Asia, South America and Europe.

      During the year ended December 31, 1999 mass and super markets accounted for approximately 70% of total revenues, sales to convenience stores represented 28% of revenues and foreign sales represented the remainder. It is expected that foreign sales will account for 35% of total sales once ECBC's international network is established.

     ECBC sells its products through distributors and wholesalers to supermarkets, convenience stores, drug store chains and oil company convenience stores. As of December 31, 1999 ECBC was shipping product to customers in 44 states.

     ECBC believes that there may be an opportunity to distribute its products to a number of national food and beverage chains under private labeling agreements.

      ECBC plans to use a combination of print billboards and radio advertising, with emphasis on regional and special interest publications, such as those targeted towards mainstream consumers, to increase consumer awareness and demand for its products. The advertising selected will coincide with the established channels and points of distribution.

      Free samples will be distributed to consumers, store managers, store employees and caterers to generate product awareness.

      Paper point of sale items will be made available to enhance product visibility and exposure. Other promotional items, such as drink coolers will be made available on a co-op basis to enhance product visibility and exposure.

      ECBC also plans to participate as an exhibitor at all major retail trade and distributor shows.

Competition

      ECBC's products compete with the following brands:

National Brands

Starbucks "Frappuccino" - Distributed exclusively by Pepsi-Cola. Three flavors available in glass bottles. Sold in supermarkets in four packs only. Shelf life is 3 months.

Regional Brands

       "Ghirardelli Iced Coffees" - Limited nationwide - Only two flavors available in cans.

       "Havana Iced Cappuccino" - Scattered distribution in New England and Mid-Atlantic- 3 flavors available in cans.

       "Main Street Cafe' Iced Lattes" - Manufactured by GehI's Guernsey Farms - 5 flavors available in cans -scattered distribution.

       "The Coffee" - by Pokka Beverages, Inc. California - Scattered distribution -3 flavors available in cans.

       "America's Best" - Available in Northeast only - 5 flavors available in both glass and cans.

       "Jamaica Gold" - Distributed in Northwest -3 flavors available in cans

   New Entries

       Procter  and  Gamble  is  testing  a  new  product  called   "Jakada"  in
       California.   The  results  so  far  are  extremely   positive;   rollout
       information is not available.

       Coca-Cola is attempting to trademark the name "Javalait", identified as a frozen coffee drink. No other information is known at this time.

Research and Development

      A number of new products are undergoing laboratory tests and nearing completion. These products include a dietary line and new flavors, as well as a coffee based nutraceutical line. ECBC is also considering the development of a Decaf product.

Employees and Offices

      As of March 31, 2000, ECBC employed twenty-one persons on a full-time basis. Seven employees serve in management or administrative capacities, and the remainder are hourly workers in ECBC's operations. None of ECBC's employees are covered by a collective bargaining agreement. ECBC has never experienced an organized work stoppage, strike or labor dispute. Management considers ECBC's relations with its employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY

      ECBC leases a 1,200 square foot production and office facility in Coral Springs, Florida at an annual rent of $14,000. The lease on this facility expires in May 2000.

ITEM 3.  LEGAL PROCEEDINGS

      None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         As of March 31, 2000 there were approximately 400 owners of ECBC's common stock. At the present time, there is no public market for ECBC's common stock.

         Holders of common stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available and, in the event of liquidation, to share pro rata in any distribution of ECBC's assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend. ECBC has not paid any dividends on its common stock and ECBC does not have any current plans to pay any common stock dividends.

         The provisions in ECBC's Articles of Incorporation relating to ECBC's preferred stock would allow ECBC's directors to issue preferred stock with rights to multiple votes per share and dividends rights which would have priority over any dividends paid with respect to ECBC's common stock. The issuance of preferred stock with such rights may make more difficult the removal of management even if such removal would be considered beneficial to shareholders generally, and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if such transactions are not favored by incumbent management.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following selected financial data should be read in conjunction with the more detailed financial statements and related notes included as a part of this report.

Statement of Operations Data:

                      Period from Inception (March 25, 1998        Year Ended
                               to December 31, 1998           December 31, 1999
                      --------------------------------------------------------

Revenues                          $478,066                       $4,403,499
Cost of Sales                     (344,493)                      (3,218,516)
Selling, General and
   Administrative Expenses        (831,631)                      (5,624,943)
Interest Expense and Financing
    Fees                           (40,259)                        (820,333)

Net (Loss)                       $(738,317)                     $(5,260,293)
                                 ==========                     ============

Balance Sheet Data:
                            December 31,     December 31,     December 31, 1999
                                1998            1999              (Pro Forma)

Current Assets              $1,560,709        $ 2,516,671     $  4,828,075
Total Assets                 1,751,922          3,195,992        5,507,396
Current Liabilities          2,489,739          3,245,764          633,152
Total Liabilities            2,489,739          5,646,764        3,034,152
Working Capital (Deficit)     (929,030)       (   729,093)       4,194,923
Shareholders' Equity
   (Deficit)                  (737,817)        (2,449,772)       2,474,244

      Subsequent to December 31, 1999 ECBC sold 933,901 shares of its common stock to private investors at a price of $2.75 per share. ECBC paid commissions of $256,823 in connection with the sale of these shares.

    In January 2000 ECBC issued 694,973 shares of its common stock to John Calebrese, an officer, director and principal shareholder of ECBC, in settlement of $1,750,000, plus accrued interest of $160,000, owed to Mr. Calebrese by ECBC.

      Also in January 2000 ECBC issued 316,192 shares of its common stock to other creditors in settlement of $650,000, plus accrued interest of $52,612, owed to these creditors by ECBC.

      The pro forma balance sheet as of December 31, 1999 reflects these transactions as if they had occurred on December 31, 1999.

Period From Inception (March 25, 1998) to December 31, 1998

      ECBC first began shipping product in December 1998. During this period, ECBC's gross profit ratio was 28%.

      The primary components of selling, general and administrative expenses during this period were:

                  Salaries and Contract Labo     $432,997
                  Travel and Marketing           $ 42,991
                  Organization Expenses          $146,683

Year Ending December 31, 1999

    ECBC did not begin shipping product until December 1998. As a result, comparisons cannot be made between operations for fiscal 1999 and the prior period.

      During the year ended December 31, 1999 ECBC had losses of $(5,260,293). During the year ECBC's gross profit margin of 26.9% was significantly below anticipated levels due to costs associated with start up expenses and initial inefficiencies in production, product mixing and purchasing.

      Promotion and advertising costs during the year were unfavorably impacted by product introduction costs, slotting fees for product placement in retail stores and higher (relative to sales volumes) first year marketing programs. The high level of professional and consulting expenses during the year is the result of business development and ECBC's first full year of operations.

      During the latter part of 1999 ECBC began to bring its expenses under control and management is continuing its efforts to lower product costs and operating expenses.

Liquidity and Sources of Capital

      ECBC's operations used $1,250,185 in cash during the period ended December 31, 1998. ECBC funded its operating losses during this period with loans from John Calebrese, ECBC's Chief Executive Officer.

      During the year ended December 31, 1999 ECBC's operations used approximately $4,500,000 in cash and ECBC spent approximately $777,000 on the purchase of equipment. Cash required during the year was generated through sales of ECBC's common and preferred stock and borrowings from ECBC's Chief Executive Officer and third parties.

      ECBC believes that additional capital will be needed to expand ECBC's operations and to finance ECBC's growth. ECBC expects to obtain additional capital through the private sale of ECBC's common stock or from borrowings from private lenders and/or financial institutions.

      There can be no assurance that ECBC will be successful in obtaining any additional capital which may be needed.

    ECBC may suffer future losses, in which case ECBC will need to obtain additional sources of capital in order to continue operations. There can be no assurance, however, that ECBC will be successful in obtaining additional funding.

ITEM 7.  FINANCIAL STATEMENTS

         See the Financial Statements included with this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AN FINANCIAL DISCLOSURE

         Not applicable.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE REGISTRANT

         The directors of the Company serve in such capacity until the next annual meeting of the Company's shareholders and until their successors have been duly elected and qualified. The officers of the Company serve at the discretion of the Company's directors.

      The following sets forth certain information  concerning the management of
ECBC:

Name                    Age           Position with Company

John Calebrese           47           Chief Executive Officer and a Director

Alex Garabedian          46           President

Edward Shanahan          47           Vice President - Eastern Division

John Daumeyer            59           Vice President - Central Division

William Perry Maxwell    59           Vice President - Western Division

Robert Gardener          52           Chief Financial Officer

Drew Carver              53           Vice President -Business Development

Edith G. Osman           50           Director

      John Calebrese has been an officer and director of ECBC since March 1998. From 1993 to 1995 Mr. Calebrese was a broker for Arizona Beverage Company (Arizona Iced Tea) in the Florida market. From 1980 to 1992 Mr. Calebrese was an officer of A & C Italian Bakery, a large Italian wholesale bakery which was sold to Ferrara's of New York in 1990. From 1981 to 1984 Mr. Calebrese opened a number of deli/restaurants which were purchased by Subway in 1984. During this period of time Mr. Calebrese also developed the concept for ECBC's ready-to-drink iced coffee beverages. From 1990 to 1993 Mr. Calebrese developed and marketed an iced coffee beverage which was acquired in 1993 by Lewis and Clark Snake River.

      Alex Garabedian has been the President of ECBC since October 1998. From 1968 to 1997 Mr. Garabedian was President and Chief Executive Officer of Fine Distributing, a subsidiary of Hagameyer, a large multi-national food distributor.

      Edward Shanahan has been an officer and director of ECBC since October 1998. From 1993 to 1994 Mr. Shanahan served as Vice President of Sales and Marketing for Westmark, Inc./Clearly Canadian where he was responsible for product distribution in seven states. While at Westmark, Mr. Shanahan was responsible for sales, pricing, packaging, distribution, brand management, media advertising and key account development. From 1976 to 1993 Mr. Shanahan worked for Coca-Cola Enterprises, Inc. in various capacities.

      John Daumeyer has been an officer of ECBC since October 1998. From 1995 to 1997 Mr. Dauymeyer was Vice President of Geyser Bottled Water Company. From 1993 to 1995 Mr. Dauymeyer was Vice President of Sales, Western Division for Arizona Iced Tea. In the late 1960's Mr. Dauymeyer was a co-founder of Wendy's Old Fashioned Hamburger Restaurants and served as President and General Manager of Wendy's.

      William Perry Maxwell has been an officer of ECBC since 1998. From 1991 to 1993 Mr. Maxwell was Vice President of Sales for the William Hoelskin company, a food broker. From 1993 to 1998 Mr. Maxwell was Vice President for the Arizona Beverage Company where he was responsible for developing Arizona's distributor network.

     Drew Carver has been an officer of ECBC since October 1998. From 1990 to 1993 Mr. Carver was National Sales Manager for Arizona Iced Tea. From 1993 to 1998 Mr. Carver was employed by the Geyser Bottled Water Company as Vice President of Sales.

         Robert Gardener has been an officer of ECBC since January 2000. From 1984 to 1999 Mr. Gardner operated his own Certified Public Accounting practice which concentrated on food distributors servicing major chain stores, restaurants and airlines. From 1976 to 1984 Mr. Gardner worked as a controller for Kenyon and Eckhardt, a large advertising firm, and as a Vice President for SFWPRI, and international magazine distribution company.

     Edith G. Osman has been a director of ECBC since January 2000. Ms. Osman has been a practicing attorney since 1984. Ms. Osman is presently a shareholder of the law firm of Carlton Fields in Miami, Florida. Ms. Osman is also the current president of the Florida Bar Association (president-elect 1998-1999) and was a member of the Florida Bar Association's Board of Governors during 1998.

     All of ECBC's officers devote substantially all of their time on ECBC's business. Ms. Osman, as a director, devotes only a minimal amount of time to ECBC.

Change in Management

         In September 1999, and in connection with the acquisition of East Coast Beverage Corp., George Pursglove, Chet Howard, Douglas Maclellan and William Solfisburg resigned as officers and directors and were replaced with the present management of ECBC.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth in summary form the compensation received by (i) the Chief Executive Officer of ECBC and (ii) by each other executive officer of ECBC who received in excess of $100,000 during the fiscal year ended December 31, 1999.

                                                   Other       Re-
                                                   Annual   stricted
                                                  Compen-     Stock    Options
      Name and      Fiscal    Salary   Bonus        sation  Awards     Granted
Principal Position    Year       (1)      (2)         (3)      (4)         (5)

John Calebrese,     1999    $250,000       --         --        --         --
Chief Executive     1998    $125,000       --         --        --         --
Officer

Alex Garabedian,    1999    $125,000       --         --        --         --
President           1998     $62,500       --         --      $325         --

Edward Shanahan     1999    $125,000  $13,000     $6,000        --         --
Vice President      1998   $  25,000       --         --      $195         --

(1) The dollar value of base salary (cash and non-cash) received.

(2) The dollar value of bonus (cash and non-cash) received.

(3) Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property. Amounts in the table represent car allowances.

(4) During the year ending December 31, 1999, the value of the shares of ECBC's common stock issued as compensation for services.

(5) The shares of common stock to be received upon the exercise of all stock options granted during the year ending December 31, 1999.

      The table below shows the number of shares of ECBC's common stock owned by the officers listed above, and the value of such shares as of December 31, 1999. Since there is presently no market for ECBC's common stock, the shares owned by such persons at December 31, 1999 were valued at $2.75 per share, which is equal to the price at which ECBC was selling shares of its common stock to private investors during December 1999.

        Name                  Shares            Value

        John Calebrese     1,503,831        $4,135,535
        Alex Garabedian      325,000           893,750
        Edward Shanahan      195,000           536,250

      (1) Subsequent to December 31, 1999 Mr. Calebrese acquired additional shares of the Company's common stock and transferred shares of common stock to various persons. See Item 12 of this report.

Long Term Incentive Plans - Awards in Last Fiscal Year

      None

Employee Pension, Profit Sharing or Other Retirement Plans

      Except as provided in ECBC's employment agreements with its executive officers, ECBC does not have a defined benefit, pension plan, profit sharing or other retirement plan, although ECBC may adopt one or more of such plans in the future.

Compensation of Directors

      Standard Arrangements. At present ECBC does not pay its directors for attending meetings of the Board of Directors, although ECBC expects to adopt a director compensation policy in the future. ECBC has no standard arrangement pursuant to which directors of ECBC are compensated for any services provided as a director or for committee participation or special assignments.

      Except as disclosed elsewhere in this prospectus no director of ECBC received any form of compensation from ECBC during the year ended December 31, 1999.

Employment Contracts ECBC has employment agreements with the following officers:

                Expiration of
                 Employment
Name             Agreement                   Compensation

John Calebrese ..   1-27-02   Annual salary of $200,000, monthly car allowance
                               of $600, monthly medical insurance reimbursement of $1,200, and options to purchase 500,000 shares of ECBC's common stock at a price of $2.75 per share at any time prior to January 2005.  Mr. ...
                               Calebrese will be entitled to a bonus equal to 35% of his annual salary in the event ECBC has sales (net of returns and allowances) of at
                               least $30,000,000   during 2000, $65,000,000
                               during 2001, and $125,000,000 during 2002

Alex Garabedian .  1-27-02    Annual salary of $155,000 monthly car allowance
                              of $1,150, monthly medical insurance reimbursement of $1,200 and 325,000 shares of ECBC's common stock. Mr. Garabedin will be entitled to a bonus equal to 35% of his annual salary in the event ECBC has sales (net of returns and allowances) of at least $30,000,000 during 2000, $65,000,000 during 2001, and $125,000,000  during 2002

Edward Shanahan   10-26-00   Annual salary of $125,000,
                             a monthly car allowance of $500, a one time signing bonus of $10,000, and 195,000 shares of ECBC's common stock.

John Daumeyer    10-19-00    Annual salary of $95,000,
                             a monthly car allowance of $500, a one time signing bonus of $7,500, and 130,000 shares of ECBC's common stock.

William Perry
  Maxwel         10-31-00     Annual  salary  of
                              $85,000,  a monthly car allowance of $500, a
                              one  time  signing  bonus  of  $7,500,   and
                               130,000 shares of ECBC's common stock.

Drew Carver      10-10-00     Annual salary of $95,000,  a
                              monthly car allowance of $500, a one time signing bonus of $10,000, and 130,000 shares of ECBC's common stock.

Stock Options

      The following tables set forth information concerning the options granted during the fiscal year ended December, 1999, to the persons named below, and the fiscal year-end value of all unexercised options (regardless of when granted) held by these persons.

Options Granted

ECBC did not grant any options to any officer or director during the year ended December 31, 1999. Subsequent to December 31, 1999 ECBC granted John Calebrese options to purchase 500,000 shares of common stock. These options were granted pursuant to ECBC's Non-Qualified Stock Option Plan and are exercisable at a price of $2.75 per share at any time prior to January 2005.

Stock Option and Bonus Plans

      ECBC has an Incentive Stock Option Plan, a Non-Qualified Stock Option Plan and a Stock Bonus Plan. A summary description of each Plan follows. In some cases these three Plans are collectively referred to as the "Plans".

Incentive Stock Option Plan.

      The Incentive Stock Option Plan authorizes the issuance of options to purchase up to 500,000 shares of ECBC's common stock. The Incentive Stock Option Plan will remain in effect until January 10, 2010 unless terminated earlier by action of the Board. Only officers, directors and key employees of ECBC may be granted options pursuant to the Incentive Stock Option Plan.

      In order to qualify for incentive stock option treatment under the Internal Revenue Code, the following requirements must be complied with:

      1. Options granted pursuant to the Plan must be exercised no later than:

            (a) The expiration of thirty (30) days after the date on which an option holder's employment by ECBC is terminated.

            (b) The expiration of one year after the date on which an option holder's employment by ECBC is terminated, if such termination is due to the Employee's disability or death.

      2. In the event of an option holder's death while in the employ of ECBC, his legatees or distributees may exercise (prior to the option's expiration) the option as to any of the shares not previously exercised.

      3. The total fair market value of the shares of common stock (determined at the time of the grant of the option) for which any employee may be granted options which are first exercisable in any calendar year may not exceed $100,000.

      4. Options may not be exercised until one year following the date of grant. Options granted to an employee then owning more than 10% of the of ECBC's common stock may not be exercisable by its terms after five years from the date of grant.

      5. The purchase price per share of common stock purchasable under an option is determined by the Committee but cannot be less than the fair market value of ECBC's common stock on the date of the grant of the option (or 110% of the fair market value in the case of a person owning ECBC's stock which represents more than 10% of the total combined voting power of all classes of stock).

Non-Qualified Stock Option Plan.

      The Non-Qualified Stock Option Plan authorizes the issuance of options to purchase up to 1,500,000 shares of ECBC's common stock. The Non-Qualified Stock Option Plan became effective on January 10, 2000. ECBC's employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plan, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The option exercise price is determined by the Committee but cannot be less than the market price of ECBC's common stock on the date the option is granted.

      Options granted pursuant to the Plan not previously exercised terminate upon the first to occur of the following dates:

            (a) The expiration of one year after the date on which an option holder's employment by ECBC is terminated (whether termination is by ECBC, disability or death); or

            (b) The expiration of the option which occurs five (5) years from the date the option was granted.

      In the event of an option holder's death while in the employ of ECBC, his legatees or distributees may exercise the option as to any of the shares not previously exercised prior to the option's expiration.

Stock Bonus Plan.

      Up to 250,000 shares of common stock may be granted under the Stock Bonus Plan. Such shares may consist, in whole or in part, of authorized but unissued shares, or treasury shares. Under the Stock Bonus Plan, ECBC's employees, directors, officers, consultants and advisors are eligible to receive a grant of ECBC's shares; provided, however, that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

Other Information Regarding the Plans.

      The Plans are  administered  by ECBC's  Board of  Directors.  The Board of
Directors has the authority to interpret the provisions of the Plans and supervise the administration of the Plans. In addition, the Board of Directors is empowered to select those persons to whom shares or options are to be granted, to determine the number of shares subject to each grant of a stock bonus or an option and to determine when, and upon what conditions, shares or options granted under the Plans will vest or otherwise be subject to forfeiture and cancellation.

      In the discretion of the Board of Directors, any option granted pursuant to the Plans may include installment exercise terms such that the option becomes fully exercisable in a series of cumulating portions. The Board of Directors may also accelerate the date upon which any option (or any part of any options) is first exercisable. Any shares issued pursuant to the Stock Bonus Plan and any options granted pursuant to the Incentive Stock Option Plan or the Non-Qualified Stock Option Plan will be forfeited if the "vesting" schedule established by the

Board of Directors at the time of the grant is not met. For this purpose, vesting means the period during which the employee must remain an employee of ECBC or the period of time a non-employee must provide services to ECBC. At the time an employee ceases working for ECBC (or at the time a non-employee ceases to perform services for ECBC), any shares or options not fully vested will be forfeited and cancelled. In the discretion of the Board of Directors payment for the shares of underlying options may be paid through the delivery of shares of ECBC's common stock having an aggregate fair market value equal to the option price, provided such shares have been owned by the option holder for at least one year prior to such exercise. A combination of cash and shares of common stock may also be permitted at the discretion of the Board of Directors.

      Options are generally non-transferable except upon death of the option holder. Shares issued pursuant to the Stock Bonus Plan will generally not be transferable until the person receiving the shares satisfies the vesting requirements imposed by the Board of Directors when the shares were issued.

      The Board of Directors of ECBC may at any time, and from time to time, amend, terminate, or suspend one or more of the Plans in any manner it deems appropriate, provided that such amendment, termination or suspension cannot adversely affect rights or obligations with respect to shares or options previously granted. The Board of Directors may not, without shareholder approval: make any amendment which would materially modify the eligibility requirements for the Plans; increase or decrease the total number of shares of common stock which may be issued pursuant to the Plans except in the case of a reclassification of ECBC's capital stock or a consolidation or merger of ECBC; reduce the minimum option price per share; extend the period for granting options; or materially increase in any other way the benefits accruing to employees who are eligible to participate in the Plans.

      The Plans are not qualified under Section 401(a) of the Internal Revenue Code, nor are they subject to any provisions of the Employee Retirement Income Security Act of 1974.

Summary.

      The following sets forth certain information as of March 31, 2000, concerning the stock options and stock bonuses granted by ECBC. Each option represents the right to purchase one share of ECBC's common stock.

                           Total        Shares                  Remaining
                           Shares    Reserved for   Shares       Options/
                          Reserved   Outstanding   Issued As      Shares
Name of Plan             Under Plan    Options    Stock Bonus   Under Plan

Incentive Stock
  Option Plan              500,000          --         N/A        500,000
Non-Qualified Stock
  Option Plan            1,500,000     500,000         N/A      1,000,000
Stock Bonus Plan           250,000         N/A          --        250,000

Other Options

    ECBC has granted options to purchase shares of ECBC's common stock to the persons below. These options were not granted pursuant to ECBC's Incentive or Non-Qualified stock option plans.

                     Shares Issuable         Option
                     Upon Exercise          Exercise       Expiration
Name                    of Options           Price          of Option

Arnold Rosen             100,000              $2.00        10/30/2000
Arnold Rosen              12,500              $3.50         1/03/2002
Other third parties       40,000              $3.50         1/03/2002

     Mr. Rosen received these options for extending loans of $200,000 to ECBC and for converting a $250,000 loan into shares of ECBC's common stock. Mr. Rosen and persons affiliated with Mr. Rosen presently own approximately 11% of ECBC's common stock. See Item 12 of this report.

    In the near future ECBC plans to grant other options for the purchase of not less than 500,000 shares of common stock to certain executive officers, with the exception of John Calebrese.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of March 31, 2000, information with respect to the only persons owning beneficially 5% or more of the outstanding common stock and the number and percentage of outstanding shares owned by each director and officer and by the officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

Name and Address                Share Ownership      Percent of Class

John Calebrese                   1,832,972 (1)            23.9%
1750 University Drive
Suite 117
Coral Springs, Florida 33071

Alex Garabedian                    325,000                 4.2%
1750 University Drive
Suite 117
Coral Springs, FL  33071

Edward Shanahan                    195,000                 2.5%
78 Harrington Ridge Road
Sherborn, MA 01770

                                   Shares of
Name and Address                Common Stock         Percent of Class

John Daumeyer                      130,000                 1.7%
8621 Brookridge Dr.
West Chester, OH 45069

William Perry Maxwell              130,000                 1.7%
2679 Corey Place
San Ramon, CA 94583

Drew Carver                        130,000                 1.7%
3852 E. Keresan
Phoenix, AZ 85044

Robert Gardener                         --                   --
1750 University Drive
Suite 117
Coral Springs, FL  33071

Edith G Osman                       22,556                   --
808 Brickle Key Blvd., #2301
Miami, FL  33131

Arnold Rosen                     1,080,940 (2)            14.1%
7138 Ayrshire Lane
Boca Raton, FL 33496

FPI, Inc.                          816,941                10.7%
Mizner Park Corporate Center
433 Plaza Real, Suite 275
Boca Raton, FL 33445

Genco Overseas Ventures Limited    428,812 (3)             5.6%
1500 Northwest 65th Ave.
Plantation, FL 33313

Acion Investments, Limited         428,812 (3)             5.6%
1500 Northwest 65th Ave.
Plantation, FL 33313

All Officers and Directors       2,765,528                35.8%
  as a Group (8 persons)

(1) Excludes 500,000 shares issuable upon the exercise of options held by Mr. Calebrese. The options are exercisable at a price of $2.75 per share at any time prior to January 2005.

(2) Includes shares held by Mr. Rosen, Mr. Rosen's wife, and their respective IRA accounts.
(3) Jack Namer is the controlling person of this shareholder and is therefore the beneficial owner of the shares held of record by this shareholder.

      The percentage ownership for each shareholder in the foregoing table has been computed without including any shares issuable upon the exercise of any options.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      ECBC has issued shares of its to the persons, in the amounts, and for the consideration set forth in the following table. The amounts have been adjusted to reflect the shares issued to the former shareholders of East Coast Beverage Corp. in connection with the August 1999 acquisition of East Coast Beverage Corp. and the 8.194595 for - one reverse split approved by the shareholders of ECBC on February 22, 2000:

                                  Number                               Note
Name                    Date    of Shares       Consideration        Reference

John Calebrese        3/01/98   2,411,454       Services rendered        A
Alex Garabedian       9/10/98     325,000       Services rendered        B
Edward Shanahan      10/26/98     195,000       Services rendered        B
John Daumeyer        10/19/98     130,000       Services rendered        B
William Perry
    Maxwell          11/02/98     130,000       Services rendered        B
Drew Carver          10/10/98     130,000       Services rendered        B
FPI, Inc              1/29/99     700,000       Services rendered
Arnold Rosen          8/01/99      66,666       Services rendered        C
Arnold Rosen         08/31/99     250,000       Modification of
                                                   loan terms            C
Arnold Rosen         09/01/99      34,000       Consulting services      C
Arnold Rosen         10/20/99      15,000       Extension of maturity
                                                   of loan               C
John Calebrese        1/10/00     694,973       Payment of loan          D
Raygard Enterprises   1/10/00     190,000       Conversion of loan       E
Arnold Rosen          1/11/00     126,192       Conversion of loan       C

    A. Subsequent to March 1, 1998 Mr. Calebrese sold 428,812 shares to Genco Overseas Ventures Limited and 428,812 shares to Aicon Investments, Limited. Subsequent to March 1, 1998 Mr. Calebrese also assigned shares of ECBC's common stock to FPI, Inc., Arnold Rosen and other third parties. See "Principal Shareholders".

    B. Shares were issued as part of the compensation provided in the employment agreement with this person.

    C. Between March and May 1999 East Coast Beverage Corp. sold 1,000 shares of its Series A preferred stock to a group of private investors for $1,000,000. All Series A preferred shares were subsequently converted into shares of the common stock of East Coast Beverage Corp. In connection with the acquisition of East

Coast Beverage Corp. the former Series A preferred shareholders received 751,879 shares of ECBC's common stock. Arnold Rosen, a principal shareholder and a consultant to ECBC, together with his wife and their respective IRA accounts, purchased 520 of the Series A preferred shares.

      Between May and August 1999 ECBC borrowed $1,000,000 from Mr. Rosen. The loan from Mr. Rosen enabled ECBC to fund a level of operations associated with increased orders. The loans are represented by a series of convertible notes (the "Notes") which bear interest at 12% per annum and are due and payable in April 2000. The Notes originally provided Mr. Rosen with certain rights (i) with respect to payment if ECBC was sold, (ii) conversion of the notes into ECBC stock, and (iii) under certain circumstances, to a percentage of ECBC's net income.

      In exchange for 250,000 shares of ECBC's common stock, ECBC and Mr. Rosen agreed to the following modifications to the terms of the Notes:

o ECBC would repay Mr. Rosen $400,000, plus accrued interest, prior to September 30, 1999.

o An additional $300,000 plus accrued interest would be repaid to Mr. Rosen prior to October 15, 1999.

o The remaining $300,000, plus accrued interest would be payable on or before April 1, 2000.

o The rights (i) to receive, under certain circumstances, a percentage interest in ECBC's net income; and (ii) to receive 150% of the unpaid principal if ECBC was sold, were terminated.

o The right to convert up to $300,000 of the amount owed to Mr. Rosen into such number of shares of ECBC's common stock as may be determined by dividing the amount to be converted by $2.75. On January 11, 2000 Mr. Rosen converted $250,000 owed to him by ECBC, plus $2,383 in accrued interest, into 126,192 shares of ECBC's common stock.

      On October 20, 1999 ECBC paid Mr. Rosen $50,000 toward a $300,000 loan which was due to be paid by October 15, 1999 and issued Mr. Rosen 15,000 shares of ECBC's common stock for extending the maturity of the remaining amount of this loan until January 15, 2000.

      In September 1999 ECBC issued Mr. Rosen 34,000 shares of common stock in consideration for consulting services provided to ECBC.

      D. On January 10, 2000 John Calebrese converted $1,750,000 of advances to ECBC, plus accrued interest of approximately $160,000 into 694,973 shares of ECBC's common stock. The advances were made between March 1998 and October 1999, were unsecured and bore interest at 10% per year.

      E. On January 10, 2000 ECBC issued 190,000 shares of common stock to Raygard Enterprises of South Florida, Inc. in settlement of $400,000 loaned to ECBC by Raygard. The amount owed to Raygard was due on July 1, 2000, was unsecured and bore interest at 15% per year.

    As of March 31, 2000 ECBC owed approximately $765,000 to John Calebrese. The funds borrowed from Mr. Calebrese were used by ECBC for working capital purposes. The loan from Mr. Calebrese bears interest at 10% per annum, is due on demand and is unsecured.

      In December 1999 ECBC entered into a distributorship agreement with Raygard Enterprises of South Florida, Inc. Raygard is the owner of 190,000 shares of ECBC's common stock. Robert Gardener, ECBC's principal financial officer, together with members of Mr. Gardener's family, are the beneficial owners of 50% of Raygard's capital stock. The agreement grants Raygard the right to distribute the Company's products in Florida, Europe and South America. ECBC may not terminate the Distribution Agreement except for "cause". In the event of the sale of ECBC or the termination of the Distribution Agreement, ECBC has agreed to pay Raygard $4.00 for each case of product purchased by Raygard from ECBC. At December 31, 1999, ECBC would owe $540,000 to Raygard in the event of the sale of ECBC or the termination of the Distribution Agreement.

      On January 25, 1999, ECBC entered into a consulting agreement with F.P.I., Inc., a principal shareholder. Pursuant to the terms of this agreement FPI provides ECBC with consulting services and assistance with financial growth strategies. During the year ended December 31, 1999 ECBC issued 700,000 shares of common stock to FPI and paid FPI approximately $438,000 in cash for consulting services. During the three month period ending March 31, 2000 ECBC has paid FPI approximately $68,000 in cash for assisting the Company in raising capital.

      Between September 1999 and April 7, 2000 ECBC sold 1,881,277 shares of its common stock to a group of private investors at a price of $2.75 per share. ECBC plans to file a registration statement with the Securities and Exchange Commission so as to permit the public sale of these shares.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Number         Exhibit                                 Page Number

2.       Share Exchange Agreement between
         USA Service Systems, Inc. and East
         Coast Beverage Corp.                                  (1)

3.1      Articles of Incorporation,                            (1)
                                                      ----------------------
         as restated and amended

3.2      Bylaws                                                (1)
                                                      ----------------------

4.1      Incentive Stock Option Plan                           (1)
                                                      ----------------------

4.2      Non-Qualified Stock Option Plan                       (1)
                                                      ----------------------

4.3      Stock Bonus Plan                                      (1)
                                                      ----------------------

10       Employment Agreements                                 (1)
                                                      ----------------------

27.      Financial Data Schedule                      ______________________

(1) Incorporated by reference, and as same exhibit number, from the Company's registration statement on Form SB-2 (Commission File No. 333-31188).
Reports on Form 8-K

      On November 15, 1999 ECBC filed an amended report on Form 8-K disclosing the acquisition of East Coast Beverage Corp. Included as part of this amended report were the audited financial statements of East Coast Beverage Corp. and pro forma financial statements reflecting the acquisition of East Coast Beverage Corp.

      On December 28, 1999 ECBC filed an amended report on Form 8-K. The amended report on Form 8-K reflected certain changes to the "Principal Shareholders" section of the 8-K report.

                            EAST COAST BEVERAGE CORP.
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

C O N T E N T S
                                                                      Page

INDEPENDENT AUDITORS' REPORT                                            1

FINANCIAL STATEMENTS

      Balance Sheet                                                     2

      Statements of Operations                                          3

      Statement of Changes in Deficiency in Assets                      4

      Statements of Cash Flows                                          5

      Notes to Financial Statements                                  6 - 19

INDEPENDENT AUDITORS' REPORT


Board of Directors
East Coast Beverage Corp.
Coral Springs, Florida


We have audited the accompanying balance sheet of East Coast Beverage Corp. as of December 31, 1999, and the related statements of operations, changes in deficiency in assets, and cash flows for the year ended December 31, 1999 and for the period from inception (March 25, 1998) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of East Coast Beverage Corp. as of December 31, 1999, and the results of its operations and its cash flows for the year ended December 31, 1999 and for the period from inception (March 25, 1998) to December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has sustained substantial operating losses and negative cash flows from operations since inception. In the absence of achieving profitable operations and positive cash flows from operations or obtaining additional debt or equity financing, the Company may have difficulty meeting current obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                              KAUFMAN, ROSSIN & CO.

Miami, Florida
March 24, 2000 (Except for Note 2, as to which the date is April 7, 2000)

EAST COAST BEVERAGE CORP.

BALANCE SHEET
DECEMBER 31, 1999

ASSETS
-------------------------------------------------------------------------------

CURRENT ASSETS
   Cash and equivalents                                            $   115,364
   Accounts receivable (Note 4)                                        109,689
   Inventories (Note 5)                                              2,018,573
   Prepaid mold fee (Note 8)                                           118,866
   Prepaid expenses and other current assets (Note 6)                  154,179
-------------------------------------------------------------------------------
      Total current assets

PROPERTY AND EQUIPMENT (NOTE 7)                                        679,321
-------------------------------------------------------------------------------

   TOTAL ASSETS                                                    $ 3,195,992
-------------------------------------------------------------------------------

LIABILITIES AND DEFICIENCY IN ASSETS
-------------------------------------------------------------------------------

CURRENT LIABILITIES
   Accounts payable                                                $ 1,790,668
   Accrued interest payable                                            164,580
   Notes payable - current portion (Note 12)                           525,000
   Due to stockholder - current portion (Note 9)                       765,516
-------------------------------------------------------------------------------
      Total current liabilities
------------------------------------------------------------------------------

LONG-TERM DEBT
   Notes payable (Note 12)                                             650,000
   Due to stockholders (Note 9)                                      1,750,000
-------------------------------------------------------------------------------
      Total long-term debt
-------------------------------------------------------------------------------

DEFICIENCY IN ASSETS (NOTE 11)                                    (  2,449,772)
-------------------------------------------------------------------------------

   TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                       $ 3,195,992
------------------------------------------------------------------------------

                            See accompanying notes.

EAST COAST BEVERAGE CORP.
------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 1999 AND
THE PERIOD FROM INCEPTION (MARCH 25, 1998) TO DECEMBER 31, 1998

                                                       1999            1998
--------------------------------------------------------------------------------

SALES                                            $  4,403,499      $   478,066

COST OF GOODS SOLD                                  3,218,516          344,493
-------------------------------------------------------------------------------

GROSS PROFIT                                        1,184,983          133,573
-------------------------------------------------------------------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
   Depreciation                                       121,544            1,001
   Freight                                            441,854           24,050
   General and administrative expense               1,703,525          758,210
   Professional fees and consulting                   505,105           46,250
   Promotion and advertising                        2,334,228            2,120
   Selling expenses                                   518,687                -
-----------------------------------------------------------------------------
      Total selling, general and administrative     5,624,943          831,631
-------------------------------------------------------------------------------

LOSS FROM OPERATIONS                             (  4,439,960)      (  698,058)

INTEREST EXPENSE AND FINANCING FEES                   820,333           40,259
-----------------------------------------------------------------------------

NET LOSS                                        ($  5,260,293)     ($  738,317)
------------------------------------------------------------------------------

Weighted Average Number of Common Shares
   Outstanding                                      4,385,993        2,361,455
-------------------------------------------------------------------------------

Net loss per share                                ($    1.21)     ($      0.31)
-------------------------------------------------------------------------------


                            See accompanying notes.

EAST COAST BEVERAGE CORP.
--------------------------------------------------------------------------------
STATEMENT OF CHANGES IN DEFICIENCY IN ASSETS
FOR THE YEAR ENDED DECEMBER 31, 1999 AND THE PERIOD FROM INCEPTION
(MARCH 25, 1998) TODECEMBER 31, 1998
-------------------------------------------------------------------------------

                                        Preferred Stock,        Common Stock,
                                       $0.0001 Par Value;     $0.0001 Par Value;
                                        5,000,000 Shares          25,000,000
Description                                Authorized         Shares Authorized      Additional
                                     ------------------------------------------       Paid-In
                                       Shares     Amount      Shares    Par Value     Capital    Deficit      Total
------------------------------------------------------------------------------------------------------------------------

Issuance of stock, net of stock
  returned                                  -     $   -       2,361,455  $  236     $   264     $     -     $   500

Net loss - period ended December 31,
  1998                                      -         -           -           -           -     (738,317) ( 738,317)
------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 1998                 -         -       2,361,455     236         264     (738,317) ( 737,817)

Issuance of common stock related to
  employment agreements, net of
  stock returned                            -         -         910,000      91          49           -         140

Issuance of common stock for
  consulting services, net of
  stock returned                            -         -         800,666      80     197,086           -     197,166

Issuance of preferred stock for cash    1,000      0.10               -       -   1,000,000           -   1,000,000

Preferred stock offering costs              -         -               -       -   ( 100,000)          -   ( 100,000)

Issuance of common stock for loan
  agreement modification                    -          -     265,000         27     408,584           -     408,611

Issuance of options for loan
  agreement modification                    -          -           -          -      88,192           -      88,192

Conversion of preferred stock into
  common stock                       (  1,000)     (0.10)    751,879         75        ( 75)          -           -

Acquisition of net assets of USA
  Services Systems, Inc.                    -          -     372,599         37   ( 200,037)          -    (200,000)

Issuance of common stock under
  Private Placement                         -          -     887,376         89   2,440,195           -    2,440,284

Private placement offering costs            -          -           -          -   ( 244,388)          -   ( 244,388)

Dividends on preferred stock                -                      -          -           -   (  41,667)  (  41,667)

Net loss - year ended December 31,
  1999                                      -          -           -          -           -  (5,260,293) (5,260,293)
------------------------------------------------------------------------------------------------------------------------


Balance - December 31, 1999                 -     $    -   6,348,975    $   635   $3,589,870 ($6,040,277)($2,449,772)
------------------------------------------------------------------------------------------------------------------------


                             See accompanying notes.

EAST COAST BEVERAGE CORP.
------------------------------------------------------------------------------
STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 1999 AND
THE PERIOD FROM INCEPTION (MARCH 25, 1998) TO DECEMBER 31, 1998

                                                        1999             1998
------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net
   loss                                            ($ 5,260,293)   ($ 738,317)
   Adjustments to reconcile net loss to net
 cash used in operating activities:
     Depreciation                                       121,544         1,001
     Provision for bad debts                             12,187             -
     Stock issued for modification of loans             496,803             -
     Stock issued for professional services             197,306             -
     Changes in assets and liabilities:
        Accounts receivable                             215,262    (  337,138)
        Inventory                                    (  807,487)   (1,211,086)
        Prepaid assets                               (   85,261)   (  141,882)
        Other assets                                     23,111    (   25,713)
        Accounts payable and accrued expenses           552,298     1,202,950
-------------------------------------------------------------------------------
          Total adjustments                             725,763    (  511,868)
-------------------------------------------------------------------------------
          Net cash used in operating activities      (4,534,530)   (1,250,185)
------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Loans to employee                                 (   33,300)   (   10,000)
   Purchases of property and equipment               (  777,247)   (   24,619)
-------------------------------------------------------------------------------
          Net cash used in investing activities      (  810,547)   (   34,619)
-------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in bank overdraft                      (   55,913)       55,913
   Net borrowings from stockholders                    1,284,640    1,230,876
   Net borrowings from related parties                 1,260,000            -
   Net proceeds from issuance of preferred stock         900,000            -
   Net proceeds from issuance of common stock          2,195,896          500
   Dividends paid                                    (    41,667)
   Loan acquisition costs                            (    85,000)
------------------------------------------------------------------------------
          Net cash provided by financing activities    5,457,956     1,287,289
-------------------------------------------------------------------------------

NET INCREASE IN CASH AND EQUIVALENTS                     112,879         2,485

CASH AND EQUIVALENTS - BEGINNING                           2,485             -
--------------------------------------------------------------------------------

CASH AND EQUIVALENTS - ENDING                        $   115,364     $   2,485
------------------------------------------------------------------------------

Supplemental Disclosures:
-------------------------------------------------------------------------------

   Interest paid                                      $  125,079     $  18,416
------------------------------------------------------------------------------


                             See accompanying notes.

EAST COAST BEVERAGE CORP.
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------------------

            Business Description and Activity

            East Coast Beverage Corp. (the Company) was incorporated on March 25, 1998, under the laws of the State of Florida and effective August 31, 1999, became a public reporting Colorado Corporation through a reverse acquisition of a public shell corporation. The Company's business activity includes developing, producing and distributing Coffee House USA(TM), a proprietary line of all natural, ready to drink, bottled coffee drinks. In late 1998 the Company began production and distribution of its products throughout the continental United States, Hawaii and Guam.

            The Company uses third-party manufacturers to produce its products and for the year ended December 31, 1999, two manufacturers accounted for 100% of the Company's production of finished goods.

            All historical common stock data in the financial statements and notes to financial statements has been adjusted to give effect for
            i) a March 24, 1999, 25,000 for 1 forward stock split, ii) an exchange allocation of 8.194595 for 1 upon the reverse acquisition discussed below, and iii) a February 22, 2000 1 for 8.194595 reverse stock split.

            Reverse Acquisition

            Effective August 31, 1999, the Company entered into an Agreement to Exchange Common Stock with USA Service Systems, Inc. (USA), a non-operating public company. The Agreement provided for the exchange of 5,040,000 restricted shares of common stock of USA for all of the issued and outstanding shares of the Company. This transaction was treated for accounting purposes as a capital transaction. As the Company is the accounting acquirer in this "Reserve Acquisition," the financial statements of USA are considered to be a continuation of the Company. Concurrent with this merger, USA changed its name to East Coast Beverage Corp.

            Cash and Equivalents

            For purposes of the statement of cash flows, the Company considers cash and highly liquid securities (consisting primarily of money-market investments) with an original maturity or redemption option of three months or less to be cash and equivalents.

            During 1999 the Company maintained cash and equivalents with a brokerage firm and with a bank. Brokerage amounts are insured up to $500,000 (with a limit of $100,000 for cash) by the Securities Investor Protection Corporation while bank deposits are insured by the FDIC up to $100,000. The Company may, from time to time, maintain balances in excess of these insured limits.

-------------------------------------------------------------------------------
NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
-------------------------------------------------------------------------------


            Concentration of Credit Risk

            Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables. Trade receivables terms are generally 30 days. The Company performs services and extends credit based on an evaluation of the customers' financial condition without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.

            Property and Equipment

            Property and equipment is recorded at cost. Expenditures for major betterments and additions are charged to the asset accounts while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets are charged to expense currently.

            Depreciation

            Depreciation  of property  and  equipment  is  determined  utilizing straight-line and accelerated methods at various rates based generally on the estimated useful lives of the assets. The range of estimated useful lives is as follows:

               Office furniture and equipment                       5 to 7 years
               Machinery and equipment                              5 to 7 years
               Coolers and display equipment                        3 to 5 years

            Inventories

            Inventories are stated at the lower of cost (first-in, first-out method) or market (replacement cost). All inventories on hand at December 31, 1999 were held by third party storage facilities located in Batavia, New York, Sanger, California and Richwood, New Jersey.

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

            The Company has recorded a deferred tax asset of approximately $1,964,000 at December 31, 1999, which is completely offset by a valuation allowance. Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future. The amount of the deferred tax asset considered realizable could change in the near term if estimates of future taxable income are modified.

-------------------------------------------------------------------------------
NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
-------------------------------------------------------------------------------


            Income Taxes

            The Company accounts for income taxes under the liability method according to Statement of Financial Accounting Standards No. 109. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

            Through December 31, 1998, the Company had elected, with the consent of the stockholders, to be taxed under S Corporation provisions of the Internal Revenue Code. Under these provisions, the taxable income of the Company is reflected by the stockholders on their personal income tax returns. Effective January 1, 1999, in contemplation of issuing preferred stock, the Company terminated its S Corporation status.

            Revenue Recognition

            Revenue from product sales is recognized by the Company when title and risk of loss passes to the distributor, which generally occurs upon shipment from the manufacturing facilities or third party storage facilities.

            Advertising

            Advertising is expensed as incurred and is included in selling, general and administrative expenses.

            Net Loss Per Share

            The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128). Net loss per share is computed by dividing net loss and preferred stock dividends of $41,667 by the weighted average number of common shares outstanding during the reported periods. Outstanding stock equivalents were not considered in the calculation as their effect would have been anti-dilutive.

            Segment Reporting

            During 1998, the Company adopted Financial Accounting Standards Board ("FASB") statement No. 131, "Disclosure about Segments of an Enterprise and Related Information". The Company has considered its operations and has determined that it operates in a single operating segment for purposes of presenting financial information and evaluating performance. As such, the accompanying financial statements present information in a format that is consistent with the financial information used by management for internal use.

-------------------------------------------------------------------------------
NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
------------------------------------------------------------------------------


            Fair Value of Financial Instruments

            The carrying values of cash and equivalents, accounts receivable and notes receivable approximate their fair values due to the short maturity of these instruments.

            The fair value of the notes payable and due to stockholder is determined by calculating the present value of the note by a current market rate of interest as compared to the stated rate of interest. The difference between fair value and the carrying values is not deemed to be significant.

            Comprehensive Income

            The items affecting comprehensive income are not material to the financial statements and, accordingly, are not presented herein.

            Reclassifications

            Certain   amounts  in  the  1998  financial   statements  have  been
            reclassified to conform with 1999 presentation.

            Year 2000 Uncertainties

            Although the Company has not identified or incurred any computer system or program problems, there is still a possibility that at some time during the Year 2000 their computer systems and programs, as well as equipment that uses embedded computer chips, may be unable to distinguish between the years 1900 and 2000. This may create system errors and failures resulting in the disruption of normal business operations. Although it is unlikely, there may be some third parties, such as governmental agencies, utilities, telecommunication companies, vendors and customers that at times may not be able to continue business with the Company due to their own Year 2000 problems.

-------------------------------------------------------------------------------
NOTE 2.    GOING CONCERN
-------------------------------------------------------------------------------

            The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained substantial operating losses and negative cash flows from operations since inception. In the absence of achieving profitable operations and positive cash flows from operations or obtaining additional debt or equity financing, the Company may have difficulty meeting current obligations.

            Subsequent to December 31, 1999, approximately $2,400,000 due under notes payable and due to stockholder, plus accrued interest thereon of approximately $213,000 were converted into 1,011,165 shares of the Company's common stock. The Company continues to pursue the sale of its common stock through private placement offerings and subsequent to December 31, 1999 through April 7, 2000, the Company issued 933,901 shares of common stock for $2,568,230 less costs associated with these issuances of approximately $256,823.

-------------------------------------------------------------------------------
NOTE 2.     GOING CONCERN (Continued)
-------------------------------------------------------------------------------

            In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial obligations. Management believes that actions presently being taken, as described in the preceding paragraph, provide the opportunity for the Company to continue as a going concern.

-------------------------------------------------------------------------------
NOTE 3.   MAJOR CUSTOMERS
-------------------------------------------------------------------------------

            Sales to individual unaffiliated customers in excess of 10% of net sales were as follows:

                                      1999                        1998
                        -------------------------------------------------------
                               Amount     % of Sales      Amount     % of Sales
            -------------------------------------------------------------------

            Customer A       $  552,983        13%      $         -         -%
            Customer B       $  548,578        12%      $         -         -%
            Customer C       $  206,950         5%      $    49,412        10%
            Customer D       $   24,706         1%      $    49,104        10%

            Individual accounts receivable balances at December 31, 1999, in excess of 10% of total accounts receivable were as follows:

                                                                   % of Accounts
                                                                    Receivable,
                                                        Amount          Net
            ------------------------------------------------------------------

            Customer E                                $   24,980          20%
            Customer F                                $   18,651          15%
            Customer G                                $   15,325          13%

------------------------------------------------------------------------------
NOTE 4.           ACCOUNTS RECEIVABLE
-----------------------------------------------------------------------------

            Accounts receivable at December 31, 1999 consisted of the following:

            Trade accounts receivable                                $ 121,876
            Less allowance for doubtful accounts                        12,187
            ------------------------------------------------------------------

                                                                     $ 109,689
            ------------------------------------------------------------------

            During 1999, the Company established an allowance for doubtful accounts through a charge to earnings of $12,187.

------------------------------------------------------------------------------
NOTE 4.     ACCOUNTS RECEIVABLE (Continued)
------------------------------------------------------------------------------

            The activity in the allowance for doubtful accounts during the year ended December 31, 1999 was as follows:
                                                                   Allowance for
                                                                      Doubtful
                                                                      Accounts
            -------------------------------------------------------------------

            Balance - December 31, 1998                              $       -
            1999 provision for doubtful accounts                        12,187
            1999 charge-offs                                                 -
            -------------------------------------------------------------------

            Balance - December 31, 1999                              $
            -------------------------------------------------------------------

            On December 2, 1999, the Company entered into a perpetual distribution agreement with an entity that is both a shareholder of the Company and is 50% owned by the CFO of the Company (Related Distributor). The Related Distributor was appointed as the exclusive distributor to certain significant territories and the Company does not have the right to unilaterally terminate this agreement absent "cause". Pursuant to this agreement, an "initial order" for approximately $1,328,000 of product was conveyed and invoiced to the Related Distributor in 1999, with the following payment terms:

                  February 28, 2000                               $  50,000
                  March 31, 2000                                    150,000
                  April 30, 2000                                    150,000
                  May 31, 2000                                      300,000
                  June 30, 2000                                     300,000
                  July 31, 2000                                     378,000

            Although, according to the distribution agreement all product conveyed to the Related Distributor is deemed to be property of the Related Distributor upon such conveyance, as the sales terms do not comply with the Company's normal polices, the Company does not record sales until such products are shipped from the manufacturer or warehouse to a third-party customer.

            The Related Distributor distribution agreement has additional provisions requiring, among other things, in the event of the sale of the Company or termination of the Related Distributor, the Related Distributor will be reimbursed at a price of $4.00 per case, since inception. At December 31, 1999, approximately $540,000 in reimbursements would be due to the Related Distributor in the event of the sale of the Company or termination of the Related Distributor.

            As of December 31, 1999, conveyances of $0 to the Related Distributor were recorded as sales and approximately $994,000 (cost) of product conveyed and invoiced is included in inventory as it remained in the custody of the manufacturer or third-party warehouses.

            In addition, in connection with this agreement the Company paid approximately $28,000 in commissions and consulting fees to the Related Distributor.

----------------------------------------------------------------------------
NOTE 5.           INVENTORIES
----------------------------------------------------------------------------
            Inventories at December 31, 1999 consisted of the following:

            Finished goods (invoiced to, and held
               on behalf of the Related Distributor)                 $ 994,187
            Raw materials                                            1,024,386
            -------------------------------------------------------------------

                                                                     $
            ------------------------------------------------------------------

-------------------------------------------------------------------------------
NOTE 6.           PREPAID EXPENSES AND OTHER CURRENT ASSETS
-------------------------------------------------------------------------------

            Prepaid expenses and other current assets consisted of the following at December 31, 1999:

            Employee advances                                       $    43,300
            Deposits                                                      2,602
            Prepaid consulting fees                                     108,277
            -------------------------------------------------------------------

                                                                    $
            -------------------------------------------------------------------


-----------------------------------------------------------------------------
NOTE 7.       PROPERTY AND EQUIPMENT
-----------------------------------------------------------------------------

            Property and equipment at December 31, 1999 consisted of the following:

            Office furniture and equipment                          $    11,462
            Machinery and equipment                                      18,700
            Coolers and display equipment                               771,704
            -------------------------------------------------------------------
                                                                        801,866
            Less: accumulated depreciation                         (    122,545)
            -------------------------------------------------------------------

                                                                    $
            -------------------------------------------------------------------

Depreciation expense amounted to $121,544 and $1,001 in 1999 and 1998, respectively.


-----------------------------------------------------------------------------
NOTE 8.           PREPAID MOLD FEE
-----------------------------------------------------------------------------

            The Company entered into an agreement with a manufacturer, whereby a $150,000 mold fee was required in order to set up for the manufacture of bottles. The manufacturer will credit up to the full amount of the fee at a rate of $0.40 per gross (144) on all bottles manufactured for and accepted by the Company within a three year period. The Company received credits of $23,016 and $8,118 related to this agreement during 1999 and 1998, respectively. The Company believes that its production in 2000 will be sufficient to earn credit for the remaining prepaid mold fee amount.

-----------------------------------------------------------------------------
NOTE 9.           DUE TO STOCKHOLDER
-----------------------------------------------------------------------------

            At December 31, 1999, the Company had an unsecured loan payable to the Chief Executive Officer (CEO) in the amount of $2,515,516. The loan bears interest at 10% per annum, with principal and all accrued interest due on demand. Interest expense in connection with this note amounted to $181,007 during 1999. On January 10, 2000, $1,750,000 of this amount, plus accrued interest of approximately $160,000 was converted into 694,973 shares of common stock of the Company.

-----------------------------------------------------------------------------
NOTE 10.          RISKS AND UNCERTAINTIES
-----------------------------------------------------------------------------


            The Company is currently substantially dependent on two unrelated parties as manufacturers of their products. The Company is pursuing alternative production sources. Management believes that the loss of these current manufacturers would not significantly disrupt operations and that relationships with alternate manufacturers at similar costs could be established within a few weeks.

-----------------------------------------------------------------------------
NOTE 11.          DEFICIENCY IN ASSETS
-----------------------------------------------------------------------------

            Private Placements

            During March and April 1999, pursuant to a Private Placement Memorandum, the Company issued 1,000 shares of convertible preferred stock for $1,000 per share. On August 25, 1999 these shares of preferred stock were converted into 751,879 shares of common stock. Costs associated with this offering amounted to approximately $100,000. Dividends paid in connection with the preferred shares were $41,667 for the year ended December 31, 1999.

            During the period from September 1999 through December 31, 1999, pursuant to a second private placement memorandum seeking up to $4,000,000 (Second Private Placement), the Company issued 887,376 shares of common stock for $2,440,284, or $2.75 per share. Costs associated with the second private placement amounted to approximately $244,000.

            Common Stock

            During August 1999, 12,778,545 shares of the Company's common stock were returned to the Company by certain shareholders in anticipation of the Reverse Acquisition.

            As of December 31, 1999, the Company had not issued certain stock certificates issuable in connection with employment agreements, consulting agreements, stock sales and founding stockholder shares due. However, as the Company is obligated to issue these shares, for financial reporting purposes, all are deemed to be issued and outstanding.

------------------------------------------------------------------------------
NOTE 12.          RELATED PARTY TRANSACTIONS
------------------------------------------------------------------------------
            Consulting Agreement

            On  January  25,  1999,  the  Company   entered  into  an  agreement
            (Consulting Agreement) with an entity (Consultant) who is also a shareholder of the Company, to act as its agent and to perform consulting services and provide assistance with financial growth strategies. Under the terms of the Consulting Agreement, as amended on January 29, 1999, and April 4, 1999, the Company agreed to compensate the Consultant based upon various formulas, including the following:

a)   $20,000 paid on January 25, 1999;
b)   $2,500 per month for 12 months;
c) 704,576 shares (after giving effect for a return of shares by the consultant in anticipation of the Reverse Acquisition) of the Company's common stock;
d) Fees for debt moneys raised due to the efforts of Consultant shall be set at two percent (2%);
e)   Finder's fees computed at a rate to be agreed by both parties;

            Also under the Consulting Agreement, and in connection with the Second Private Placement, the Company agreed to pay the Consultant approximately $100,000 for each one million dollars raised, or part thereof, through parties introduced directly or indirectly by the Consultant.

            For the year ended December 31, 1999 compensation in the form of the Company's common stock and cash paid to the Consultant aggregated 700,000 shares and approximately $438,000, respectively.

            Second Consulting Agreement

            On August 1, 1999, in connection with the restructuring of the note payable discussed below, the Company entered into a second consulting agreement (Second Consulting Agreement) with an individual (Individual Consultant) who is also a shareholder of the Company. This agreement required the Individual Consultant to provide services including product market studies, customer relations and public relations assistance for six months from the date of the agreement. Under the terms of this agreement, the Company agreed to compensate the Individual Consultant based upon various formulas, as follows:

a) 25,000 shares of the Company's common stock, issuable 10 days after the signing of this agreement.
b) 20,833 shares of the Company's common stock, per month for a two month period, commencing 30 days after the signing of this agreement.

            For the year ended December 31, 1999, compensation in the form of the Company's common stock paid to the Individual Consultant aggregated 66,666 shares. On October 29, 1999 the Company amended the Second Consulting Agreement, to extend the terms for an additional six months, expiring on July 31, 2000 and agreed to compensate the Individual Consultant with 17,000 shares of the Company's common stock per month for a two month period, commencing 15 days after signing the agreement.

            Compensation related to this amendment is included in prepaid expenses and other current assets.

---------------------------------------------------------------------------
NOTE 12.    RELATED PARTY TRANSACTIONS (Continued)
---------------------------------------------------------------------------

            Third Consulting Agreement

            In May 1999, the Company entered into a consulting agreement with an entity who is also a shareholder of the Company, which provides for, among other things, payment of $100,000 per year for as long as the present majority shareholder maintains a controlling interest in the Company. Approximately $56,000 was paid in connection with this agreement for the year ended December 31, 1999.

            Notes Payable

            Between May and August 1999, the Company borrowed funds under notes payable aggregating $1,200,000 from the Individual Consultant, with interest at 10% to 12%; principal and accrued interest due at varying dates through April 2000. As consideration to restructure a certain note, and in connection with the Second Consulting Agreement discussed above, the Company agreed to issue the Individual Consultant 250,000 shares of the Company's common stock. Interest expense for the year ended December 31, 1999 related to this note amounted to $50,016. At December 31, 1999, $750,000 in notes payable and accrued interest of approximately $15,000 was due to the Individual Consultant. Subsequent to December 31, 1999, $250,000 in notes payable plus accrued interest of $2,383 was converted into 126,192 shares of the Company's common stock.

            During 1999 the Company borrowed funds under notes payable aggregating $475,000 from the Related Distributor, with interest at 15%; $75,000 principal and accrued interest due in July 2000 and $400,000 principal and accrued interest due in November 2000. Interest expense related to this note amounted to approximately $50,000 for the year ended December 31, 1999. Subsequent to December 31, 1999, $400,000 of these notes payable plus accrued interest of $50,229 was converted into 190,000 shares of the Company's common stock.

-----------------------------------------------------------------------------
NOTE 13.          INCOME TAXES
--------------------------------------------------------------------------

            The components of the income tax benefit for the year ended December 31, 1999 were as follows:

            Current Benefit
               Federal                                               $       -
               State                                                         -

            Deferred Benefit
               Federal                                               1,686,000
               State                                                   278,000

            Increase in Valuation Allowance                        ( 1,964,000)
            -------------------------------------------------------------------

            Income Tax Benefit                                       $       -
            -------------------------------------------------------------------

-----------------------------------------------------------------------------
NOTE 13.    INCOME TAXES (Continued)
-----------------------------------------------------------------------------

            The major elements contributing to the difference between the income tax benefit and the amount computed by applying the federal statutory tax rate of 34% to loss before income taxes are as follows for 1999:

            Tax benefit at U.S. Statutory rates                      $1,686,000
            State income tax benefit                                   278,000
            Change in valuation allowance                          ( 1,964,000)
            -------------------------------------------------------------------

            Income tax benefit                                       $       -
            ------------------------------------------------------------------

            At December 31, 1999 the Company had deferred tax assets of $1,964,000, principally comprised of net operating losses. The deferred tax assets were offset by a valuation allowance in the same amount. Deferred tax assets, net of a valuation allowance, are recorded when management believes it is more likely than not that tax benefits will be realized.

            The  Company  has  net   operating   loss   carryforwards   totaling
            approximately $5,260,000, expiring in 2019.


-----------------------------------------------------------------------------
NOTE 14.          STOCK OPTION PLANS
------------------------------------------------------------------------------

            In February 2000, the Company established a Non-Qualified Stock Option Plan under which employees and non-employee directors and advisors may be granted options to purchase shares of the Company's common stock, at a price to be determined by a two or more director committee, which can not be less than the common stock fair market value at the date of grant. The Plan authorizes the issuance of up to 1,500,000 shares of the Company's common stock. At December 31, 1999, no options had been granted under this Plan. Subsequent to December 31, 1999, options to purchase 500,000 shares were granted to the CEO, in connection with his employment agreement.

            During 1999, the Company established an Incentive Stock Option plan, authorizing the issuance of options to purchase up to 1,500,000 shares of the Company's common stock to employees and non-employee directors and advisors. As of December 31, 1999 no options had been granted in connection with this plan.

            The Company has a Stock Bonus Plan, under which the Company's employees, directors, officer and consultants or advisors are eligible to receive a grant of the Company's common stock shares. At December 31, 1999, 250,000 shares of common stock were authorized in connection with this Plan and none had been granted.

            During 1999, the Company granted options to purchase 100,000 shares of common stock in connection with modification of debt.

------------------------------------------------------------------------------
NOTE 14.    STOCK OPTION PLANS (Continued)
------------------------------------------------------------------------------

            Statement of Financial Accounting Standards No. 123 "Accounting for Stock-based Compensation," ("SFAS No. 123") requires the Company to record stock options granted to non-employees at fair value on the date of grant. The Company estimated the fair value of each stock option by using the Black Scholes pricing model with the following assumptions: expected life of the options of 13 months; volatility of 20%; no dividends; and a risk free interest rate of 6.00%.

            A summary of the Company's stock option activity, and related information for the year ended December 31, 1999 is as follows:

                                                                   Weighted
                                                       # of         Average
                                                     Options     Exercise Price
            ------------------------------------------------------------------

            Outstanding January 1, 1999                   -      $       -

               Granted                              100,000           2.00
               Exercised                                  -              -
               Forfeited                                  -              -
            -------------------------------------------------------------------

            Outstanding and exercisable
            December 31, 1999                       100,000      $    2.00
            -------------------------------------------------------------------

            The weighted-average fair value of options granted during 1999, using the Black Scholes pricing model calculation was $.88 per option.

            The exercise price for options outstanding as of December 31, 1999 was $2.00. The remaining contractual life of these options at December 31, 1999 was 10 months.


-----------------------------------------------------------------------------
NOTE 15.          COMMITMENTS AND CONTINGENCIES
-----------------------------------------------------------------------------
            Employment Agreements

            The Company entered into employment agreements with certain key employees, effective October 1998 and February 2000.

            The agreements provide for, among other things, minimum annual salaries, performance bonuses based on meeting projected sales and issuance of common stock to certain employees. In addition, the CEO received stock options.

            Future annual minimum payments under these employment agreements are as follows:

            2000                                           $  688,344
            2001                                              351,750
            2002                                              351,750
            -----------------------------------------------------------

                                                           $1,391,844
            -----------------------------------------------------------

------------------------------------------------------------------------------
NOTE 15.    COMMITMENTS AND CONTINGENCIES (Continued)
------------------------------------------------------------------------------

            Leases

            The Company leases its office facilities under a non-cancellable operating lease agreement expiring in 2000. The minimum rental commitment under this lease for year 2000 is $10,989.

            Total rent expense amounted to $15,141 and $11,199 in 199 and 1998, respectively.

            Commitments

            Under a purchase agreement with a certain manufacturer, the Company is committed to minimum annual purchases of approximately $940,000. This amount would represent approximately 400,000 cases of coffee product per year. Management expects production to surpass this minimum, however, there can be no assurance this minimum will be met.

            Contingencies

            The Company is involved in various claims and legal proceedings of a nature considered normal to its business. The Company believes that the results of these claims will not have a material adverse effect on the Company's financial condition.

            In connection with the Second Private Placement, the Company agreed to file a registration statement covering the shares of common stock sold under the Private Placement. The Company has not filed such registration statement. The extent of the Company's liability, if any, can not be determined at this time.


-----------------------------------------------------------------------------
NOTE 16.          SUBSEQUENT EVENTS
-----------------------------------------------------------------------------

            On January 11, 2000, the Company granted options to purchase common stock to certain consultants as follows:

                                          Shares         Option       Expiration
                                         Issuable    Exercise Price      Date
            -------------------------------------------------------------------

            Individual Consultant          12,500     $     3.50         1-3-02
            Third Consultant               20,000           3.50         1-3-02
            Fourth Consultant              20,000           3.50         1-3-02

            Effective February 2, 2000 the Company entered into an agreement with a public relations firm (PR Consultant) whereby the PR Consultant will establish a financial public relations methodology to promote awareness of the Company in the investment community, assist the Company in the implementation of their business plan, conduct tele-marketing, assist with press releases and perform other public relations services. The term of the agreement is 12 months and provides for payments of $15,000 per month and options to purchase 200,000 shares of common stock at exercise prices from $7.00 to $10.00 per share.

---------------------------------------------------------------------------
NOTE 17.          SIGNIFICANT FOURTH QUARTER ADJUSTMENTS
---------------------------------------------------------------------------

            During the fourth quarter the Company made certain adjustments deemed to be material to the results of the quarter, including the following:

* The Company charged approximately $1,470,000 to operations relating to promotional and advertising expenses.

* The Company charged approximately $152,000 to operations relating to professional and consulting fees.

* The Company charged approximately $611,000 to operations relating to interest expense and financing fees.

* The Company reversed sales of approximately $1,000,000 which were recorded in the third quarter.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    EAST COAST BEVERAGE CORP.

                                  By: /s/ John Calebrese
                                      John Calebrese, Chief Executive Officer

                                  By: /s/ Robert Gardener
                                      Robert Gardener, Principal Financial
                                         Officer and Chief Accounting Officer

         Pursuant to the requirements of the Securities Act of l933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

Signature                            Title                    Date

/s/ John Calebrese
John Calebrese                      Director              April 11, 2000


/s/ Edith G. Osman
Edith G. Osman                      Director              April 1, 2000

                                 EAST COAST BEVERAGE CORP.

                                        FORM 10-KSB

                            FISCAL YEAR ENDING DECEMBER 31, 1999

                                          EXHIBITS