Form 10KSB/A
period 1999-12-31
USA SERVICE SYSTEMS INC
filed 2000-04-14
CIK 1031425

FORM 10-KSB/A

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

Statement of Operations Data:

                      Period from Inception (March 25, 1998        Year Ended
                               to December 31, 1998           December 31, 1999
                      --------------------------------------------------------

Revenues                          $478,066                       $4,403,499
Cost of Sales                     (344,493)                      (3,218,516)
Selling, General and
   Administrative Expenses        (831,631)                      (5,624,943)
Interest Expense and Financing
    Fees                           (40,259)                        (820,333)

Net (Loss)                       $(738,317)                     $(5,260,293)
                                 ==========                     ============

Balance Sheet Data:
                            December 31,     December 31,     December 31, 1999
                                1998            1999              (Pro Forma)

Current Assets              $1,560,709        $ 2,516,671     $  4,828,075
Total Assets                 1,751,922          3,195,992        5,507,396
Current Liabilities          2,489,739          3,245,764        3,033,152
Total Liabilities            2,489,739          5,646,764        3,033,152
Working Capital (Deficit)     (929,030)       (   729,093)       4,194,923
Shareholders' Equity
   (Deficit)                  (737,817)        (2,449,772)       2,474,244

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

      E. On January 10, 2000 ECBC issued 190,000 shares of common stock to Raygard Enterprises of South Florida, Inc. in settlement of $400,000 loaned to ECBC by Raygard, plus accrued interest. The amount owed to Raygard was due on July 1, 2000, was unsecured and bore interest at 15% per year.

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