Form 10QSB
period 2000-03-31
USA SERVICE SYSTEMS INC
filed 2000-05-22
CIK 1031425

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

      For the quarterly period ended March 31, 2000.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to ________.

      Commission File Number 0-22095

                         EAST COAST BEVERAGE CORPORATION


     Colorado                                             88-1039267
State or other jurisdiction of                          (I.R.S.) Employer
incorporation                                            Identification No.

                            USA Service Systems, Inc.
                              1750 University Drive
                                    Suite 117
                          Coral Springs, Florida 33071
                     Address of principal executive offices

                                 (954) 796-8060
                        ---------------- --------------
               Registrant's telephone number, including area code

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

            Yes             X                               No    ________
                  ------------------

      As of May 10, 2000 the Company had 8,961,596 outstanding shares of common stock.

CONDENSED BALANCE SHEETS
MARCH 31, 2000 AND DECEMBER 31, 1999
--------------------------------------------------------------------------------

ASSETS                                       March 31, 2000         December 31,
                                               (Unaudited)              1999
--------------------------------------------------------------------------------

CURRENT ASSETS
   Cash and equivalents                     $    285,604       $    115,364
   Accounts receivable                         2,158,424            109,689
   Inventories                                 2,150,167          2,018,573
   Prepaid mold fee                              112,960            118,866
   Prepaid expenses and other current assets     171,375            154,179
        ------------------------------------------------------------------------
   Total current assets                        4,878,530          2,516,671

PROPERTY AND EQUIPMENT, net of
   accumulated depreciation of $174,387          707,189            679,321

     TOTAL ASSETS                            $ 5,585,719        $ 3,195,992
---------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued interest payable $3,222,984        $ 1,955,248
Notes payable - current portion                  375,000            525,000
Due to stockholder - current portion             276,016            765,516
---------------------------------------------------------------------------
     Total current liabilities                 3,874,000          3,245,764

LONG-TERM DEBT
Notes payable                                          -            650,000
Due to stockholder                               700,000          1,750,000
---------------------------------------------------------------------------
     Total long-term debt                        700,000          2,400,000
---------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
Common stock, par value $.0001 per share; 5,000,000
   shares authorized; 8,236,142 and 6,348,975 issued and
   outstanding                                       824                635
Additional paid in capital                     8,325,714          3,589,870
Accumulated deficit                           (7,314,819)        (6,040,277)
----------------------------------------------------------------------------
   Total stockholders' equity
(deficiency in assets)                         1,011,719         (2,449,772)
----------------------------------------------------------------------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY (DEFICIENCY IN ASSETS)       $ 5,585,719        $ 3,195,992
---------------------------------------------------------------------------

                       See accompanying notes - unaudited

EAST COAST BEVERAGE CORP.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

--------------------------------------------------------------------------------
                                             March 31, 2000      March 31, 1999
                                               (Unaudited)        (Unaudited)
--------------------------------------------------------------------------------

SALES                                       $   2,260,194       $ 1,854,509

COST OF GOODS SOLD                              1,595,136         1,314,966
---------------------------------------------------------------------------

GROSS PROFIT                                      665,058           539,543
---------------------------------------------------------------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Depreciation                                       50,307             6,117
Freight                                           269,155           187,593
General and administrative expense                272,300           134,306
Professional fees and consulting                  160,445            61,323
Promotion and advertising                         794,903           676,503
Selling expenses                                  349,266           319,685
---------------------------------------------------------------------------
Total selling, general and
administrative expenses                         1,896,376         1,385,527
---------------------------------------------------------------------------

LOSS FROM OPERATIONS                           (1,231,318)         (845,984)

INTEREST EXPENSE AND FINANCING FEES
     ($41,868 AND $2,350 PAID TO STOCKHOLDER)      43,224            38,229
---------------------------------------------------------------------------

NET LOSS                                       (1,274,542)        ($884,213)
---------------------------------------------------------------------------

Weighted Average Number of Common Shares
     Outstanding                                7,709,036         2,361,455
---------------------------------------------------------------------------

Net loss per share - basic and diluted            ($0.17)            ($0.37)
----------------------------------------------------------------------------

                       See accompanying notes - unaudited

EAST COAST BEVERAGE CORP.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
--------------------------------------------------------------------------------

                                               March 31, 2000    March 31, 1999
                                                 (Unaudited)        (Unaudited)
-------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                      ($1,274,542)       ($884,213)
---------------------------------------------------------------------------
Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation                                  50,307            6,117
     Changes in assets and liabilities:
        Accounts receivable                    (2,048,735)         (26,037)
        Inventory                                (131,594)         (66,569)
        Prepaid assets                              5,906           27,213
        Other assets                              (17,196)         (25,713)
        Accounts payable and accrued expenses   1,480,348          500,251
--------------------------------------------------------------------------
            Total adjustments                    (660,964)         415,262
--------------------------------------------------------------------------
            Net cash used in operating activities(1,935,506)      (468,951)
---------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment             (78,175)        (155,740)
---------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in bank overdraft                                       (27,794)
Net borrowings from stockholders                  210,500          175,000
Net borrowings from (payments to) related parties(150,000)         475,000
Net proceeds from issuance of common stock      2,123,421               --
--------------------------------------------------------------------------
  Net cash provided by financing activities     2,183,921          622,206
--------------------------------------------------------------------------

NET INCREASE IN CASH AND EQUIVALENTS              170,240           (2,485)

CASH AND EQUIVALENTS - BEGINNING                  115,364            2,485
--------------------------------------------------------------------------

CASH AND EQUIVALENTS - ENDING               $     285,604    $          --
------------------------------------------------------------------------------

Supplemental Disclosures

-----------------------------------------------------------------------------
  Interest paid                            $       56,661      $    38,229

Non-Cash Financing Activities:

  Conversion of debt to common stock         $  2,400,000         $     --
-------------------------------------------------------------------------------

  Conversion of accrued interest payable
    to common stock                          $    212,612         $     --
-------------------------------------------------------------------------------

                       See accompanying notes - unaudited

EAST COAST BEVERAGE CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------
NOTE 1.           BASIS OF PRESENTATION
--------------------------------------------------------------------------------

            The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

            The financial data at December 31, 1999 is derived from audited financial statements which are included in the Company's Annual Report on Form 10-KSB and should be read in conjunction with the audited financial statements and the notes thereto.

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

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

            Net Loss Per Share

            The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128). Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the reported periods. Outstanding stock equivalents were not considered in the calculation as their effect would have been anti-dilutive.

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

--------------------------------------------------------------------------------
NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------


            Reclassifications

            Certain   amounts  in  the  1999  financial   statements  have  been
            reclassified to conform with 2000 presentation.

--------------------------------------------------------------------------------
NOTE 3.           GOING CONCERN
--------------------------------------------------------------------------------

            The Company has sustained substantial operating losses and negative cash flows from operations since inception. In the absence of achieving profitable operations and positive cash flows from operations or obtaining additional debt or equity financing, the Company may have difficulty meeting current obligations.

            In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial obligations. Management believes that actions presently being taken provide the opportunity for the Company to continue as a going concern.

--------------------------------------------------------------------------------
NOTE 4.           CONCENTRATIONS
--------------------------------------------------------------------------------

            As of March 31, 2000,  approximately  70% of the Company's  accounts receivable were from a related party. Sales to the related party for the three months ended March 31, 2000 represented approximately 70% of total sales.

--------------------------------------------------------------------------------
NOTE 5.           CONTINGENCIES
--------------------------------------------------------------------------------


            In connection with the a Private Placement, the Company agreed to file a registration statement covering the shares of common stock sold under the Private Placement. The Company has not filed such registration statement. The extent of the Company's liability, if any, can not be determined at this time.

--------------------------------------------------------------------------------
NOTE 6.           SUBSEQUENT EVENTS
--------------------------------------------------------------------------------


            During the period from April 1, 2000 through May 8, 2000, pursuant to the private placement memorandum the Company issued 470,454 shares of common stock for $1,293,748 or $2.75 per share. Costs associated with this private placement amounted to approximately $130,000.

            Effective May 2000, the Chief Executive Officer converted $701,250 of loans and accrued interest into 255,000 shares of company stock at $2.75 per share.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

            QUARTER ENDED MARCH 31, 2000

            For the quarter ended March 31, 2000, sales of $2,260,194 produced a gross profit margin of $665,058 or 29.4%. This margin compared favorably with the 26.9% margin realized in all of 1999 but is still below desired levels. Better product sourcing, manufacturing efficiencies and additional funding are anticipated to improve sales levels and margins.

            The high level of freight is reflective of increased costs due to production transfers pending installation of new specialized wrapping equipment. The return to a more economical production source configuration is expected during the next quarter.

            The higher  level of  depreciation  is largely  attributable  to the
            increases  in  assets  employed,   primarily   coolers  and  display
            equipment.

            Promotion, advertising and selling expenses reflect the "expansion" mode of the business, with costs incurred for market introduction, additional slotting fees for product placement at new locations and customer development.

            The high level of professional and consulting expenses during the quarter reflect the start up nature of the Company. However, expenditures in this category are projected to be reduced in subsequent quarters.

            General and administrative costs are coming under control and are lower than annualized 1999 levels.

            Cash requirements include the operating loss of $1,274,542, significant increases in accounts receivable and additions to inventory and property and equipment. This was largely funded by higher levels of accounts payable and accruals and $2.1 million of additional net equity.

            QUARTER ENDED MARCH 31, 1999

            The Company started shipping product during the later part of 1998 and the quarter ended March 31, 1999 was the first full quarter of operations. Net sales of $1,854,509 yielded a gross profit of $539,543 or 29%. Freight expense of $187,593 was 10% of revenue, reflective of opportunistic sourcing.

            Selling expenses, and start-up promotion and advertising were required for the "new product" launch and the "start-up" mode of the business. Costs were incurred for market introduction, slotting fees for product placement and customer development.

            The level of general and administrative expense and consulting and professional fees were indicative of a new start-up, pending infrastructure buildup incurred later in the fiscal year.

            Cash was primarily required to fund the net loss of $884,213 and property and equipment purchases of $155,740. This was principally funded by borrowings from the stockholder, short term loans and approximately $500,000 of increases in accounts payable and accruals.

                                     PART II
                                OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

      During the quarter ending March 31, 2000, the Company:

A. sold 876,002 shares of its common stock to private investors at a price of $2.75 per share. The Company paid commissions of $285,584 in connection with the sale of these shares.

B. issued 694,973 shares of its common stock to John Calebrese, an officer, director and principal shareholder of the Company, in settlement of $1,750,000, plus accrued interest of $160,000, owed to Mr. Calebrese by the Company.

C. issued 316,192 shares of its common stock to other creditors in settlement of $650,000, plus accrued interest of $52,612, owed to these creditors by the Company.

      The Company relied upon the exemption provided by Section 4 (2) of the Securities Act of 1933 in connection with the sale of these shares of common stock. The shares described above are "restricted securities" and that term is defined in Rule 144 of the Securities and Exchange Commission.

Item 4.       Submission of Matters to a Vote of Security Holders

      On  February  7,  2000  the  Company   held  a  special   meeting  of  its
shareholders. At the meeting, the Company's shareholders approved:

      The change of the Company's name to East Coast Beverage Corp.;

      A reverse split of the Company's common stock such that each 8.194595 shares of the Company's common stock were converted into one share of the Company's common stock; and

      The adoption of the Company's Incentive Stock Option, Non-Qualified Stock Option and Stock Bonus Plans.

      The following table lists the shares voted for and against each proposal and the shares which abstained from voting:

                                            Shares Voted       Shares Which
                                         ------------------      Abstained
        Proposal                        In Favor      Against   From Voting

      Change in Company's name          5,011,684          --           --
      Reverse Stock Split               5,011,684          --           --
      Adoption of Incentive Stock
         Option Plan                    5,011,684          --           --
      Adoption of Non-Qualified Stock
          Option Plan                   5,011,684          --           --
      Adoption of Stock Bonus Plan      5,011,684          --           --


Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      No exhibits are filed with this report

(b)   Reports on Form 8-K

      On February 7, 2000 the Company filed a report on Form 8-K which disclosed the sale of the Company's common stock in a private offering and the issuance of common stock in settlement of liabilities.

                                   SIGNATURES


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                EAST COAST BEVERAGE CORP.

                                        /s/ John Calebrese
                                By:  -------------------------------------------
                                      John Calebrese, Chief Executive Officer


                                        /s/ Bruce S. Schames
                                By:  -------------------------------------------
                                      Bruce S. Schames, Chief Financial Officer
                                      and Principal Accounting Officer