Form 10QSB
period 2000-06-30
USA SERVICE SYSTEMS INC
filed 2000-08-21
CIK 1031425

UNITED STATES
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2000.

                                       OR

(  ) TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15 (d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

      For the transition period from _______ to ________.

      Commission File Number 0-22095

                         EAST COAST BEVERAGE CORPORATION


     Colorado                                                  88-1039267
State or other jurisdiction                               (I.R.S.) Employer
   of incorporation                                       Identification No.

                            USA Service Systems, Inc.
                              1750 University Drive
                                    Suite 117
                          Coral Springs, Florida 33071
                      -----------------------------------
                     Address of principal executive offices

                                 (954) 796-8060
                        -----------------------------
               Registrant's telephone number, including area code

                                10770 Wiles Road
                          Coral Springs, Florida 33076
                     --------------------------------------
                  Former address of principal executive offices

Indicate by check mark whether the Registrant (1) has files all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.

            Yes             X                               No    ________
                  ------------------

      As of August 15, 2000 the Company had ________ outstanding shares of common stock.

EAST COAST BEVERAGE CORP.
-------------------------------------------------------------------------------
CONDENSED BALANCE SHEETS
JUNE 30, 2000 AND DECEMBER 31, 1999

                                              June 30, 2000
ASSETS                                         (Unaudited)    December 31, 1999
-------------------------------------------------------------------------------
CURRENT ASSETS
   Cash and equivalents                          $    --         $ 115,364
   Accounts receivable, net                    3,173,819           109,689
   Inventories                                 1,489,674         2,018,573
   Prepaid mold fee                              107,054           118,866
   Prepaid expenses and other
     current assets                               56,100           154,179
-------------------------------------------------------------------------------
      Total current assets

PROPERTY AND EQUIPMENT, net of accumulated
   depreciation of $228,320 and $122,545,
     respectively                                747,020           679,321
------------------------------------------------------------------------------
   TOTAL ASSETS                              $ 5,573,667       $ 3,195,992
-------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------
CURRENT LIABILITIES
   Accounts payable and accrued expenses      $3,909,179        $1,955,248
   Notes payable - current portion               450,000           525,000
   Due to stockholder - current portion          363,928           765,516
-------------------------------------------------------------------------------
      Total current liabilities
-------------------------------------------------------------------------------
LONG-TERM DEBT
   Notes payable                                      --           650,000
   Due to stockholder                                 --         1,750,000
-------------------------------------------------------------------------------
      Total long-term debt                            --         2,400,000
-------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
   Common  stock,  par  value  $.0001  per
      share; 25,000,000 shares authorized;
      8,971,592 and 6,348,975 issued and
      outstanding                                    897               635
   Additional paid in capital                 10,204,404         3,589,870
   Accumulated deficit                        (9,354,741)       (6,040,277)
-------------------------------------------------------------------------------
  Total  stockholders'  equity  (deficiency
     in assets)                                  850,560        (2,449,772)
------------------------------------------------------------------------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIENCY IN ASSETS)                 $ 5,573,667       $ 3,195,992
------------------------------------------------------------------------------

                       See accompanying notes - unaudited

EAST COAST BEVERAGE CORP.
-------------------------------------------------------------------------------
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                         Six Months Ended          Three Months Ended
                                     -------------------------  -------------------------
                                       June 30,     June 30,     June 30,
                                         2000         1999         2000     June 30, 1999
                                     (Unaudited)  (Unaudited)  (Unaudited)   (Unaudited)
------------------------------------------------------------------------------------------


SALES                                $5,551,267   $2,915,795   $3,291,073    $1,061,286

COST OF GOODS SOLD                    3,841,655    2,101,765    2,246,519       786,799
------------------------------------------------------------------------------------------
GROSS PROFIT                          1,709,612      814,030    1,044,554       274,487
------------------------------------------------------------------------------------------
SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES
  Depreciation                          104,239       32,566       53,932        26,449
  Freight                               565,678      277,355      296,523        89,762
  General and administrative expense    744,665      436,130      723,565       301,374
  Professional fees and consulting      343,181      155,038      182,736        78,772
  Promotion and advertising           2,401,584      763,025    1,606,681        51,099
  Selling expenses                      801,259      573,628      451,993       304,759
------------------------------------------------------------------------------------------
   Total selling, general and
     administrative expenses          4,960,606    2,237,742    3,064,230       852,215
------------------------------------------------------------------------------------------
LOSS FROM OPERATIONS                 (3,250,994)  (1,423,712)  (2,019,676)     (577,728)

INTEREST EXPENSE AND FINANCING FEES      63,470      142,399       20,246       104,170
------------------------------------------------------------------------------------------
NET LOSS                            ($3,314,464) ($1,566,111) ($2,039,922)    ($681,898)
------------------------------------------------------------------------------------------
Weighted Average Number of Common
  Shares Outstanding                  7,484,500    5,908,182    8,522,912     3,271,455
------------------------------------------------------------------------------------------
Net loss per share - basic and
  diluted                                ($0.44)     ($0.27)       ($0.24)      ($0.21)
------------------------------------------------------------------------------------------


EAST COAST BEVERAGE CORP.
CONDENSED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                             June 30, 2000    June 30, 1999
                                              (Unaudited)      (Unaudited)
------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net
   loss                                      ($ 3,314,464)    ($ 1,566,111)
------------------------------------------------------------------------------
   Adjustments  to  reconcile  net  loss to
   net cash used in operating activities:
     Provision for bad debts                       25,000               --
     Depreciation                                 104,239           32,566
     Stock  options  issued for  consulting
         services                                  11,250               --
     Stock options issued for loan costs            5,850               --
     Changes in assets and liabilities:
        Accounts receivable                    (3,089,130)        (438,944)
        Inventories                               528,899         (204,000)
        Note receivable                                --           (5,000)
        Prepaid  assets  and other  current
           assets                                 109,891          (67,026)
        Accounts payable and accrued expenses   2,086,396           89,331
------------------------------------------------------------------------------
          Total adjustments                      (217,605)        (593,073)
------------------------------------------------------------------------------
        Net   cash   used  in   operating
          activities                           (3,532,069)      (2,159,184)
------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment           (171,938)        (530,045)
------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in bank overdraft                    80,147          (55,913)
   Net borrowings from stockholder                299,662          866,222
   Net  borrowings  from   (repayments  to)
      related parties                             (75,000)        1,902,500
   Net  proceeds  from  issuance  of common
      stock                                     3,283,834               --
------------------------------------------------------------------------------
      Net cash  provided  by  financing
          activities                            3,588,643        2,712,809
------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND
EQUIVALENTS                                      (115,364)          23,580

CASH AND EQUIVALENTS - BEGINNING                  115,364            2,485
------------------------------------------------------------------------------
CASH AND EQUIVALENTS - ENDING                     $    --        $  26,065
------------------------------------------------------------------------------
Supplemental Disclosures:
------------------------------------------------------------------------------
   Interest paid                                $ 125,130         $ 88,477
------------------------------------------------------------------------------
Non-Cash Financing Activities:
------------------------------------------------------------------------------
   Conversion of debt to common stock -
      related parties                           $  650,000         $     --
------------------------------------------------------------------------------
   Conversion of debt to common stock -
      stockholder                               $2,450,000         $     --
------------------------------------------------------------------------------
   Conversion of accrued  interest  payable
   to common stock                              $ 213,862         $     --
------------------------------------------------------------------------------
c:\east coast beverage\2nd quarter fins 8-18-00.doc
EAST COAST BEVERAGE CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

----------------------------------------------------------------------------
NOTE 1.     BASIS OF PRESENTATION
-----------------------------------------------------------------------------

            The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

            The financial data at December 31, 1999 is derived from audited financial statements which are included in the Company's Annual Report on Form 10-KSB and should be read in conjunction with the audited financial statements and the notes thereto.

-------------------------------------------------------------------------------
NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------
NOTE 3.     GOING CONCERN
------------------------------------------------------------------------------

            The Company has sustained substantial operating losses and negative cash flows from operations since inception. In the absence of achieving profitable operations and positive cash flows from operations or obtaining additional debt or equity financing, the Company may have difficulty meeting current obligations.

-----------------------------------------------------------------------------
NOTE 3.     GOING CONCERN (cont'd)
-----------------------------------------------------------------------------

            In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial obligations. Management believes that actions presently being taken provide the opportunity for the Company to continue as a going concern.

-------------------------------------------------------------------------------
NOTE 4.     CONCENTRATIONS
-------------------------------------------------------------------------------

            As of June 30, 2000,  approximately  35% of the  Company's  accounts receivable were from a related party. Sales to the related party for the six months ended June 30, 2000 represented approximately 29% of total sales.

            Sales  for  the  six  months  ended  June  30,  2000  to  individual
             unaffiliated   customers   in   excess  of  10%  of  net  sales  to
             unaffiliated customers are as follows:

            Customer A                                        $1,309,504
            Customer B                                           587,120
                                                             -------------
                                                              $1.896,624
                                                            ===============

            Individual accounts receivable balance at June 30, 2000 in excess of 10% of total accounts receivable are as follows:

            Customer A                                          $710,233
            Customer B                                           440,340
                                                            ----------------
                                                              $1,150,573
                                                            ================

------------------------------------------------------------------------------
NOTE 5.     STOCK OPTIONS
----------------------------------------------------------------------------

            The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") in 1997. The Company has elected to continue using Accounting Principles Board Opinion No. 25,
            "Accounting for Stock Issued to Employees" in accounting for employee stock options. Accordingly, no compensation expense has been recorded for options granted to employees during the six months ended June 30, 2000 as the exercise price was not below the market value of the underlying stock at the date of grant.

---------------------------------------------------------------------------
NOTE 6.    PRIVATE PLACEMENT AGREEMENT
----------------------------------------------------------------------------

In June 2000, the Company retained Solid ISG Capital Markets, LLC (Solid ISG) to be its exclusive placement agent in connection with the sale of up to $3,000,000 of the Company's 10% Preferred Stock. As exclusive placement agent, Solid ISG will provide, on a best efforts basis, services necessary to assist the Company in privately placing these securities with prospective investors. Solid ISG is under no obligations to purchase the preferred shares for its account or the accounts of its customers. Solid ISG's compensation for acting as placement agent consists of a placement fee equal to 10% of the aggregate principal amount sold, warrants to purchase shares of the Company's common stock and reimbursement of all necessary and reasonable out-of-pocket expenses incurred in connection with the sale of the preferred stock. As of August 15, 2000, approximately $800,000 of preferred stock had been sold by Solid ISG.

-------------------------------------------------------------------------------
NOTE 7.     SUBSEQUENT EVENTS
-------------------------------------------------------------------------------

            Effective July 17, 2000, the Company's common shares commenced trading on the OTC Bulletin Board under the ticker symbol "ECBV".

                MANAGEMENTS DISCUSSION AND ANALYSIS OF OPERATIONS


The Months Ended June 30, 2000

Sales of $3,291,073 for the quarter ended June 30, 2000 produced a gross profit of $1,044,554 for a 31.7% margin. Comparable 1999 sales were $ 1,061,286 with a margin of 25.9%. The Company's "Coffee House USA" brand of iced coffee is now national in scope, currently being retailed in 48 states.

The Company is striving to further enhance the profit margin through improved purchasing and continued production efficiencies.

The higher level of depreciation is attributable to increases in assets employed, primarily display coolers and related equipment.

Freight expense as a percentage of sales is comparable to the three months ended March 31, 2000. Improved manufacturing logistics in future quarters are projected to yield related freight savings.

The higher levels of Promotion and Advertising expenses are attributable to the growth of sales and expenses related to market penetration of the Company's products.

Professional fees and consulting expenses reflect the expansion of the Company and costs associated with listing the Company's common stock on the OTC bulletin board. The Company's common stock began trading on the OTC bulletin board on July 17, 2000. The lower 1999 costs are reflective of the initial stages of the Company's development.

The higher General and Administrative expenses compared to last year are due to the full staffing during the period and a more mature operation versus a start-up and growth nature in 1999.

Six Months Ended June 30, 2000

Sales for the six months ended June 30, 2000 increased due to the expansion of the Company's business. Gross profit margins for the six months ended June 30, 2000 were 30.8%, an improvement over last year's 27.9%. This improvement is attributable to better expense management and unfavorable start up costs last year.

The increase in Promotion and Advertising expenses during the six months ended June 30, 2000 reflects the continued expansion of the Company's business.

General and administrative costs for the six months are higher than last year levels largely due to the expansion of the Company. Also, costs in 2000 increased due to efforts associated with listing the Company's common stock on the OTC bulletin board.

During the six months ended June 30, 2000, the Company's operations used $3,532,069 of cash. The Company's cash requirements during this period were funded by loans from a shareholder and the private sale of the Company's common stock.

Due to the inability of the Company raise sufficient capital to build and ship inventory, during the three months ending September 30, 2000 the Company anticipates that it will lose approximately $1.5 million in sales. The Company believes that these sales lost can largely be recovered during the three months ending December 31, 2000 when capital is obtained.

During the period between September 1 and December 31, 2000 the Company anticipates that its capital requirements will be as follows:

                  Payment of Outstanding                $3,000,000
                    Liabilities

                  Fund Inventory and Receivables         3,000,000

                  Marketing and Promotion                1,000,000

                  Other Operating Expenses                 650,000
                                                         ---------
                                                         7,650,000


In the event the Company suffers future losses, the Company may need to obtain additional capital in order to continue operations.

The Company does not currently have any inventory or receivable financing or any bank lines of credit but is negotiating to obtain additional funding sources. Additionally, the Company intends to satisfy its cash requirements through the collection of receivables and the sale of equity securities.

As of June 30, 2000 the Company had outstanding receivables of $3,173,819. Extended payment terms, in excess of the company's traditional collection policy have been offered to some preferred customers in recognition of significant orders and sales and marketing efforts.

                                     PART II
                                OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

      During the quarter ending June 30, 2000, the Company:

A. sold 480,450 shares of its common stock to private investors at a price of $2.75 per share. The Company paid commissions of $132,000 in connection with the sale of these shares.

B. issued 255,000 shares of its common stock to John Calebrese, an officer, director and principal shareholder of the Company, in settlement of $701,250 owed to Mr. Calebrese by the Company.

      The Company relied upon the exemption provided by Section 4 (2) of the Securities Act of 1933 in connection with the sale of these shares of common stock. The shares described above are "restricted securities" and that term is defined in Rule 144 of the Securities and Exchange Commission.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      No exhibits are filed with this report

(b)   Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the quarter ending June 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 21, 2000          EAST COAST BEVERAGE CORP.


                                 By:
                                    John Calebrese, Chief Executive Officer


                                 By:
                                    Bruce S. Schames, Chief Financial Officer
                                    and Principal Accounting Officer