Form 10QSB
period 2000-09-30
USA SERVICE SYSTEMS INC
filed 2000-11-24
CIK 1031425

UNITED STATES
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2000.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to ________.

      Commission File Number 0-22095

                                EAST COAST BEVERAGE CORPORATION


            Colorado                                       88-1039267
---------------------------------                    -------------------
State or other jurisdiction of incorporation           (I.R.S.) Employer
                                                       Identification No.

                            USA Service Systems, Inc.
                              1750 University Drive
                                    Suite 117
                          Coral Springs, Florida 33071
                     Address of principal executive offices

                                 (954) 796-8060
                        -------------------------------
               Registrant's telephone number, including area code

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

            Yes       X                                     No    ________
                  -------------

      As of November 15, 2000 the Company had 9,494,884 outstanding shares of common stock.

EAST COAST BEVERAGE CORP.
-------------------------------------------------------------------------------
CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                                               September 30, 2000  December 31,
ASSETS                                            (Unaudited)            1999
-------------------------------------------------------------------------------

CURRENT ASSETS
   Cash and equivalents                              $53,450         $115,364
   Accounts receivable, net                        1,825,538          109,689
   Inventories                                     1,446,486        2,018,573
   Prepaid mold fee                                  101,148          118,866
   Prepaid expenses and other current assets         207,671          154,179
-------------------------------------------------------------------------------
      Total current assets

PROPERTY AND EQUIPMENT, net of accumulated
   depreciation of $287,825 and $122,545,
   respectively                                      720,719          679,321
-------------------------------------------------------------------------------

   TOTAL ASSETS                                   $4,355,012       $3,195,992
-------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------

CURRENT LIABILITIES
   Accounts payable                               $2,584,371       $1,746,109
   Accrued expenses                                  996,948          209,139
   Notes payable - current portion                   450,000          525,000
   Due to stockholder - current portion              538,230          765,516
-------------------------------------------------------------------------------
      Total current liabilities
-------------------------------------------------------------------------------

LONG-TERM DEBT
   Notes payable                                           -          650,000
   Due to stockholder                                      -        1,750,000
-------------------------------------------------------------------------------
      Total long-term debt                                 -
-------------------------------------------------------------------------------

MANDATORILY REDEEMABLE PREFERRED STOCK             1,371,000                -
-------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
   Common stock, par value $.0001 per
      share; 100,000,000 shares authorized;
      9,221,592 and 6,348,975 issued and
      outstanding                                        922              635
   Additional paid in capital                     10,795,591        3,589,870
   Prepaid consulting fees                         (630,030)                -
   Accumulated deficit                          (11,752,020)      (6,040,277)
-------------------------------------------------------------------------------
      Total stockholders' equity (deficiency
   in assets)                                    (1,585,537)      (2,449,772)
-------------------------------------------------------------------------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIENCY IN ASSETS)                      $4,355,012       $3,195,992
-------------------------------------------------------------------------------


                       See accompanying notes - unaudited

EAST COAST BEVERAGE CORP.
--------------------------------------------------------------------------------
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                          Nine Months Ended         Three Months Ended
                                      ------------------------    --------------------------
                                        September    September    September    September
                                         30, 2000     30, 1999     30, 2000     30, 1999
                                       (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
-------------------------------------------------------------------------------------------

SALES                                  $5,977,291   $3,811,740     $426,024     $895,945

COST OF GOODS SOLD                      4,218,829    2,786,300      377,174      684,535
-------------------------------------------------------------------------------------------

GROSS PROFIT                            1,758,462    1,025,440       48,850      211,410
-------------------------------------------------------------------------------------------

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES
  Provision for bad debts                 500,000            -      500,000            -
  Depreciation                            163,748       72,015       59,509       39,449
  Freight                                 606,899      381,127       41,221      103,772
  General and administrative expense    1,329,500    1,009,437      584,835      473,307
  Professional fees and consulting        461,619      347,095      118,438      192,057
  Promotion and advertising             3,091,486    1,712,283      689,902      749,258
  Selling expenses                      1,225,066      407,529      423,807      133,901
-------------------------------------------------------------------------------------------
   Total selling, general and
  administrative expenses               7,378,318    3,929,486    2,417,712    1,691,744
-------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                   (5,619,856)  (2,904,046)  (2,368,862)  (1,480,334)

INTEREST EXPENSE AND FINANCING FEES      (91,887)    (574,888)     (28,417)    (432,489)
-------------------------------------------------------------------------------------------

NET LOSS                               ($5,711,743) ($3,478,934) ($2,397,279) ($1,912,823)
-------------------------------------------------------------------------------------------

Weighted Average Number of Common
  Shares Outstanding                    7,838,957    3,789,248    8,996,592    4,807,954
-------------------------------------------------------------------------------------------

Net loss per share - basic and diluted    ($0.73)      ($0.92)      ($0.27)      ($0.40)
-------------------------------------------------------------------------------------------

EAST COAST BEVERAGE CORP.
CONDENSED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                September 30,    September 30,
                                                     2000            1999
                                                 (Unaudited)      (Unaudited)
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net
   loss                                         ($5,711,743)    ($3,478,934)
--------------------------------------------------------------------------------
   Adjustments to reconcile net loss to net
   cash
     used in operating activities:
     Provision for bad debts                         500,000               -
     Depreciation                                    163,748          72,015
     Stock options issued for services                15,570               -
     Stock options issued for financing costs          9,962               -
     Changes in assets and liabilities:
        Accounts receivable                      (2,215,849)       (931,404)
        Inventories                                  572,087       (202,344)
        Prepaid assets and other current
        assets                                      (35,774)       (101,146)
        Bank overdraft                                     -        (44,386)
        Accounts payable and accrued expenses      1,791,146         775,222
--------------------------------------------------------------------------------
          Total adjustments                          800,890       (432,043)
--------------------------------------------------------------------------------
          Net cash used in operating
          activities                             (4,910,853)     (3,910,977)
--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Loans to employees                                      -        (19,800)
   Capital expenditures                            (205,146)       (534,331)
--------------------------------------------------------------------------------
          Net cash used in investing               (205,146)       (554,131)
          activities
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings from stockholder                   473,964       1,440,722
   Net borrowings from (repayments on) notes
   payable                                          (75,000)       1,877,500
   Net proceeds from issuance of common stock      3,284,121       1,144,401
   Proceeds from issuance of mandatorily
   redeemable preferred stock                      1,371,000               -
--------------------------------------------------------------------------------
          Net cash provided by financing
          activities                               5,054,085       4,462,623
--------------------------------------------------------------------------------

NET DECREASE IN CASH AND EQUIVALENTS                (61,914)         (2,485)

CASH AND EQUIVALENTS - BEGINNING                     115,364           2,485
--------------------------------------------------------------------------------

CASH AND EQUIVALENTS - ENDING                      $  53,450           $   -
--------------------------------------------------------------------------------

Supplemental Disclosures:
--------------------------------------------------------------------------------

   Interest paid                                    $116,009        $153,766
--------------------------------------------------------------------------------

Non-Cash Financing Activities:
--------------------------------------------------------------------------------

   Conversion of debt to common stock -
   related parties                                  $650,000          $    -
--------------------------------------------------------------------------------

   Conversion of debt to common stock -
   stockholder                                    $2,450,000          $    -
--------------------------------------------------------------------------------

   Conversion of accrued interest payable to
   common stock                                     $213,802          $    -
--------------------------------------------------------------------------------

EAST COAST BEVERAGE CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------
NOTE 1.           BASIS OF PRESENTATION
-------------------------------------------------------------------------------
            The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

            The financial data at December 31, 1999 is derived from audited financial statements which are included in the Company's Annual Report on Form 10-KSB and should be read in conjunction with the audited financial statements and the notes thereto.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------------------
            Use of Estimates

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

NOTE 3.     GOING CONCERN UNCERTAINTIES
-------------------------------------------------------------------------------
            The Company has sustained substantial operating losses and negative cash flows from operations since inception. In the absence of achieving profitable operations and positive cash flows from operations or obtaining additional debt or equity financing, the Company may have difficulty meeting current obligations.

            In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial obligations. Management believes that actions presently being taken provide the opportunity for the Company to continue as a going concern.

NOTE 4.    CONCENTRATIONS
-------------------------------------------------------------------------------
            As of September 30, 2000, approximately 32% of the Company's accounts receivable were from a related party. Sales to the related party for the nine months ended September 30, 2000 represented approximately 26% of total sales.

            Individual  sales for the nine months  ended  September  30, 2000 in excess of 10% of net sales to unaffiliated customers represented approximately $1,391,000.

            Individual gross accounts receivable balance at September 30, 2000 in excess of 10% of gross accounts receivable are as follows:

            Customer A                                               $1,287,924
            Customer B                                                 574,540
            -------------------------------------------------------------------
                                                                     $1,862,464
            -------------------------------------------------------------------


NOTE 5.    STOCK OPTIONS
-------------------------------------------------------------------------------
            The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") in 1997. The Company has elected to continue using Accounting Principles Board Opinion No. 25,
            "Accounting for Stock Issued to Employees" in accounting for employee stock options. Accordingly, no compensation expense has been recorded for options granted to employees during the nine months ended September 30, 2000 as the exercise price was not below the market value of the underlying stock at the date of grant.

NOTE 6.    PRIVATE PLACEMENT AGREEMENT
-------------------------------------------------------------------------------
            In September 2000, the Company entered into an agreement with Solid ISG Capital Markets, LLC (Solid ISG) to be an exclusive placement agent in connection with "bridge" financing of two year 10% Callable Straight Preferred Stock with a minimum of $1 million and a maximum of $3 million. As exclusive placement agent, Solid ISG will provide, on a best efforts basis, services necessary to assist in privately placing these securities with prospective investors. Solid ISG is under no obligations to purchase securities for its own account or the accounts of its customers. Solid ISG's compensation for acting as placement agent consists of a placement fee equal to 10% of the aggregate principal amount sold, warrants to purchase 10% of the securities sold and reimbursement of all necessary and reasonable out-of-pocket expenses incurred in connection with this agreement. As of September 30, 2000, the Company had received $1,371,000 in connection with this agreement. Approximately $145,000 of commissions and legal expenses was recorded in connection with this transaction.

NOTE 7.    SUBSEQUENT EVENTS
-----------------------------------------------------------------------------
            On November 3, 2000 the Company entered into an agreement to acquire all of the issued and outstanding common stock of Star Talk Holdings Inc. (STH), in exchange for 8,900,000 of the Company's Series B Preferred Stock. STH owns 73% of Star Talk Inc., a company engaged in the sale of prepaid phone cards and long distance telephone time.

                                     PART II
                                OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      No exhibits are filed with this report

(b)   Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the quarter ending September 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 22, 2000           EAST COAST BEVERAGE CORP.


                                    By:
                                         ------------------------------------
                                         Jack Namer, Chief Executive Officer


                                    By:
                                        ------------------------------------
                                        Bruce S. Schames, Chief Financial
                                        Officer and Principal Accounting Officer