Form 10-K
period 2008-08-31
Liquor Group Wholesale, Inc.
filed 2008-12-15
CIK 1031425

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   (Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the fiscal year ended August 31, 2008.
OR

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

             For the transition period from _________ to __________.

                           Commission file number None

                          LIQUOR GROUP WHOLESALE, INC.
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)

         Colorado                                    84-1039267
-------------------------------                  -------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)

             4600 Touchton Road
             Building 100, Suite 150
             Jacksonville, FL                                  32246
     ------------------------------------------------    -----------------
       (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code: (904) 285-5885 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ]

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [ ]                      Accelerated filer  [ ]

Non-accelerated filer  [ ] (Do not check if a     Smaller reporting company  [X]
                            smaller reporting
                            company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): [ ] Yes [X] No

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on February 29, 2008, was $ -0- .

As of December 15, 2008, the Registrant had 9,512,851 issued and outstanding shares of common stock.

Documents Incorporated by Reference:   None

                                     PART I

ITEM 1.  BUSINESS

BACKGROUND

      We are a Colorado corporation formed in 1986. In 1998 and 1999 we did business under the name USA Service Systems, Inc. Between November 1998 and July 1999 we provided retail stores and manufacturers with product assembly, product demonstrations, and inventory counts and audits. In July 1999 we discontinued this business since it was not profitable.

      In August 1999 we acquired all of the issued and outstanding shares of East Coast Beverage Corp. in exchange for 5,040,000 shares of our common stock. After August 31, 1999 we changed our name to East Coast Beverage Corp. and our business involved the development, production and distribution of bottled coffee drinks.

      We sold our products through distributors and wholesalers to supermarkets, mass-marketers, convenience stores, drug store chains and oil company convenience stores. However, we were never able to generate a profit, suffered substantial losses and discontinued our bottled coffee operations in October 2001.

      On April 11, 2002 we filed a petition for reorganization under Chapter 11 of the Federal Bankruptcy Code.

      Our Plan of Reorganization was approved by a majority of our creditors and confirmed by the Federal Bankruptcy Court in July 2003.

      Among other things, the Plan of Reorganization provided for the following:

      1. The reverse split of our common stock so that each outstanding share was converted into 1/15th of one share. Since there were 15,704,469 outstanding shares prior to the bankruptcy, 1,046,965 shares were retained by our shareholders after the reverse split. In addition, each common shareholder received one warrant for each share held after the reverse split. Each warrant entitles the holder to purchase one share of our common stock at a price of $1.75 per share at any time prior to January 1, 2008.

      2. The issuance of 2,000,000 shares of our common stock to Royal Brokerage Group in exchange for 10% of the gross revenues which may be received by Royal from the sale of olive oil products. At the time our bankruptcy plan was confirmed Royal Brokerage Group had the right to distribute in the Eastern United States, olive oil, olives, wine vinegar, and related products which were manufactured by Carbonell de Cordoba, S.A. of Spain. In consideration for 2,000,000 shares of our common stock, Royal agreed to pay us 10% of the gross amount received by Royal from the sale of Carbonell products.

      3. Unsecured creditors (Class 4 creditors) could either obtain payment of their claims, up to a maximum of $3,500,000 from a percentage of our profits over time or convert their debt into shares of our common stock at a conversion rate of $1.75 per share.

       4. The change of our name to North American Food and Beverage Corp.

      When it became apparent that commissions from the sale of olive oil would generate little, if any, revenues which could be used to pay our creditors, we began to look for a privately held corporation which would be interested in a merger to take advantage of our shareholder base and, for income tax purposes, make use of our net operating losses, which amounted to approximately $25,472,000 as of August 31, 2008.

ACQUISITION OF LIQUOR GROUP WHOLESALE

      In 2006 we began discussions with Liquor Group Holdings LLC, a Florida limited liability company, which, since 2002, has been engaged in the wholesale and state level distribution of liquor and wine.

      The discussions began with the introduction in May 2006 of C.J. Eiras, the Managing Member of Liquor Group Holdings to Arnold Rosen, one of our directors.

      Prior to the signing of this Agreement no other agreements existed between us, or any person controlling us, and Liquor Group Holdings, or any person controlling Liquor Group Holdings. The terms of January 2007 Agreement were negotiated directly between William R. Smith, our former President and a director, Mr. Rosen and Mr. Eiras. No other parties, with the exception of our attorneys and the attorneys for Liquor Group Holdings, were involved in the negotiations.

      In January 2007 we signed an agreement to acquire Liquor Group Wholesale, Incorporated in return for shares of our common and Series A preferred stock.

      The consideration to be given to the shareholders of Liquor Group Wholesale was determined by multiplying the number of our outstanding shares by 44% and allocating that number between shares of common stock and shares of Series A Preferred stock. The Series A Preferred stock was used to prevent a large number of common shares from being available for public sale at any one time. See "Description of Securities" for information concerning the terms of the Series A preferred stock.

      Liquor Group Wholesale is a Florida corporation which was recently formed to take over the wholesale alcohol distribution operations of Liquor Group Holdings. Pursuant to an agreement between Liquor Group Wholesale and Liquor Group Holdings, Liquor Group Wholesale, as of September 1, 2007, manages all wholesale operations and receives all net profits generated from the wholesale distribution of liquor to the customers of Liquor Group Holdings. Liquor Group Holdings was organized in Florida in 2002 and distributes alcohol products on behalf of manufacturers in 31 US States.

      The acquisition of Liquor Group Wholesale was contingent upon the following:

1. The return and cancellation of up to 2,000,000 shares of our common stock so that the number of our outstanding shares following the acquisition would be less than 10,000,000.

2. Persons holding Class 4 creditor claims of not less than $3,250,000 agreeing to waive any right they may have to any distributions contemplated by the Plan of Reorganization and accepting one share of our common stock in full settlement of each $24.50 which we owed to them.

      On August 31, 2007 we met these contingencies and acquired all of the outstanding shares of Liquor Group Wholesale in consideration for the issuance of the shares of our common and Series A Preferred stock to the following persons:

                                                   Shares
                                       --------------------------------------
      Name                                Common           Series A Preferred

      VIGOR Holding Corporation           500,000                753,460 (1)
      C. J. Eiras                         500,000                170,000
      Gray C. Solomon                     350,000                 10,000
      Lowell Newman                        50,000                  5,000
      Steven Dodge                         50,000                  5,000
      Jan Philippe Eiras                  350,000                 10,000
      Third parties                       200,000                      -
                                       ----------          -------------
            Total:                      2,000,000                953,460
                                        =========                =======

(1) VIGOR Holding Corporation ("VIGOR") is controlled by C.J. Eiras. VIGOR subsequently assigned 7,777 shares of the Series A preferred stock to Arnold Rosen and 5,000 Series A preferred shares to an unrelated third party.

      Each Series A preferred share may, at the option of the Holder, be converted into 45 shares of our common stock. Each Series A preferred share is entitled to 45 votes on any matter submitted to our shareholders. Each Series A preferred share is entitled to an annual dividend of $1.00 per share, if such a dividend is authorized by our directors. Our directors are not required to declare any dividends and dividends not declared will not accumulate.

     VIGOR and C.J. Eiras, the largest holders of our Series A preferred shares, have agreed that, unless we are sold or merged into an unaffiliated corporation, between September 1, 2008 and August 31, 2012 they will convert not more than 10,000 preferred shares (or 20,000 shares in total) each year. We will not register any shares of common stock issuable upon the exercise of the Series A preferred shares and it is not expected that a public market will ever develop for the Series A preferred shares.

      Any shares of common stock issuable upon the conversion of the Series A preferred shares will be restricted securities and may be sold to a market-maker or in brokerage transactions, provided that the amount sold does not, during any three-month period, exceed l% of our outstanding common stock.

      We did not use any third party consultants in determining the terms of the acquisition.

      Following the acquisition of Liquor Group Wholesale, William Smith resigned as our President and as a director, and C.J. Eiras, Lowell Newman, Steven Dodge, Jason Bandy and Jan Philippe Eiras were appointed as our officers and directors. Arnold Rosen remained as one of our directors.

      None of our officers, directors or control persons received any cash consideration in connection with the acquisition of Liquor Group Wholesale, and we did not pay, or enter into any agreements relating to the payment of, any finders or consulting fees in connection with the acquisition.

      The shares of common stock outstanding after the acquisition of Liquor Group Wholesale, as well as the shares which may be issued upon the conversion of the Series A Preferred stock at August 31, 2008, are shown below:

      Shares outstanding prior to acquisition of Liquor
        Group Wholesale                                            8,717,562
      Shares of common stock issued to the shareholders
        of Liquor Group Wholesale                                  2,000,000
      Shares issued to Class 4 creditors in settlement of
        their claims124,985 Shares returned to treasury and
        cancelled                                                 (2,000,000)
      Shares issued to Arnold Rosen for his services in
        structuring the acquisition of Liquor Group Wholesale        500,000
      Shares issued to Arnold Rosen in payment of amounts
        advanced to or on behalf of us                                33,972
      Shares issued to unrelated third parties in payment of
        amounts owed by us prior to the acquisition of Liquor
        Group Wholesale                                               63,038
      Shares sold to private investors at a price of $2.00 per
        share                                                         65,000
      Shares issued upon exercise of warrants                          8,294
                                                                  ----------
      Total                                                        9,512,851
                                                                  ==========

      Potential number of shares issuable upon conversion
         of Series A preferred shares                             42,905,700 (1)

 (1) As noted above, the number of Series A preferred shares which can be converted during any single year is limited.

OUR BUSINESS
------------

      Unless otherwise indicated, all references to our company include the wholesale liquor distribution business of Liquor Group Holdings. General information that follows pertaining to the liquor industry was obtained from www.discus.org.

      On December 20, 2007 we changed our name to Liquor Group Wholesale, Inc.

      Our major markets are Florida and Michigan, which are the second and sixth largest markets for spirits in the United States, respectively. Other states in which we have active sales efforts and or licensed operations include: Alabama, Arkansas, California, Georgia, North Carolina, South Carolina, Virginia, West Virginia, Oklahoma, Texas, Oregon, Washington, Wisconsin and Indiana. We have sales contracts for several products in distribution in other states making up the balance of the 31 markets. One of our state level distribution clients, Liquor Group Florida, LLC is a fully licensed beer, wine and spirits distributor holding the fourth largest spirits portfolio in Florida. Another of our state level distribution clients, Liquor Group Michigan, LLC is a fully licensed control state broker which currently has the fourth largest spirits portfolio in Michigan.

Industry Overview
-----------------

      The wine and spirits wholesale industry has undergone significant changes in recent years. Rapid consolidation has occurred in the supplier sector, and distributors have expanded their operations to cover a larger number of states, resulting in consolidation among distributors. Although the market is still quite fragmented in several states, only two major distributors are operating, and the trend toward consolidation in the industry is continuing.

      Since the repeal of Prohibition in 1933, Federal and State governments have regulated the sale of spirits, wine, and beer. State regulatory frameworks fall into two types: control and open (commonly referred to as licensed). In the 18 control States*, the State controls the distribution and/or the retail sale of alcohol beverages. In open States the distributors and retailers are privately owned businesses. In the open "franchise" States, there are laws and regulations that restrict the brand suppliers' ability to change distributors affording distributors additional protection for their efforts.

* Control States include: Alabama, Idaho, Iowa, Maine, Maryland - (Montgomery County), Michigan, Mississippi, Montana, New Hampshire, North Carolina, Ohio, Oregon, Pennsylvania, Utah, Vermont, Virginia, Washington, West Virginia, Wyoming.

      Under the three-tier regulatory framework established by Federal and State law, brand suppliers of alcohol-based beverages are generally prohibited from selling their products directly to retail outlets or consumers, effectively requiring brand suppliers to utilize distributors such as us. This regulatory framework effectively insulates distributors from vertical competition from brand suppliers or retail customers. Certain large chain retailers have challenged the three tier structure in particular States in an attempt to gain favorable pricing directly from wineries and breweries. A successful challenge to the three-tier system has not occurred, but is a potential long term threat to the current framework.

      In "Control States" the State law has historically mandated the state to act as the exclusive wholesale distributor and/or retailer of alcohol-based beverages. Brand suppliers must utilize state licensed "Brokers" to properly represent their products in the control state marketplace. In 1996, Michigan became the first control state to privatize aspects of the wholesale distribution of spirits, and Liquor Group Michigan, LLC, an affiliated company, is one of the larger brokerages of spirits in Michigan.

      Given the three tier regulatory structure, the wine and spirits distribution industry varies greatly from other industries such as food, drugs, non-alcohol-based beverages or similar products. As brand suppliers can compete directly with the distributors in these other industries by shipping directly to retailers, distributor margins tend to be much lower than those in the wine and spirits industry.

Brand Suppliers and Products

      We sell more than 1,500 individual products to our customers. In each of the last three fiscal years, sales of wine and spirits to wholesale customers accounted for more than 95% of the consolidated revenue of Liquor Group Holdings.

      In most states liquor distributors are required by law to have exclusive relationships with brand suppliers.

      We have agreements with the majority of our brand suppliers that generally may be extended on a bi-annual basis but are only terminable upon 30 to 90 days written notice upon our failure to perform our duties, including any agreed upon sales quotas. We have entered into these various long-term agreements with certain brand suppliers in an effort towards "Brand Alignment", a key component in its business model. In addition, we have informal arrangements with a very small percentage of our brand suppliers whereby we distribute the brand suppliers' products pursuant to bailment orders without written distribution agreements. Although the terminable written agreements provide us with the exclusive right to distribute the brand suppliers' products in a particular State, in practice the brand suppliers have generally selected a distributor to be the exclusive distributor of specified products in each state. We presently act as the exclusive distributor with respect to virtually all of the products we distribute.

      Liquor Group Holding's import division holds exclusive import rights with several brands that we represent. Liquor Group Holdings also holds agreements for overriding distribution rights to expand our operations with several brand suppliers in markets where the brand supplier currently uses other distribution methods.

      During the periods presented, the percent of our total product purchased from our largest vendors were:

                                        Year Ended August 31,
      Name                              2008            2007
      ----                              ----            ----

      Happy Vodka Corporation/
        Urban Brands & Spirits           18%             10%
      Drinks Americas                    18%              --
      Azarro Wines                       10%              --
      Guetsso                             6%              --
      VMI, Ltd.                           5%              3%
      Wolffer Estate Vineyard             5%              --
      Lantrix                             5%              --
      Three-D Spirits, Inc.               4%              8%
      Hood River Distillers, Inc.         4%              7%
      Spirits of Valley Forge             3%              --
      Kazbo Imports                       3%              --
      Classic Wine Imports                --             21%
      Old St. Andrews, Ltd.               --              9%

Customers

      Our only customers are State Level Clients (SLC), which consist of licensed liquor distributors, and the 18 Control States. Most states require wine and spirits retailers to purchase alcohol-based beverages from licensed distributors. Brand suppliers in these states may not legally sell directly to retail customers. In "license states" customers fall into two broad categories, depending on where the alcohol-based beverage ultimately will be consumed: on-premise and off-premise. Off-premise customers include package liquor stores, grocery stores, alcohol licensed drug stores and mass merchandisers. On-premise customers include hotels, restaurants, bars, nightclubs, golf clubhouses and similar establishments. During the years ended August 31, 2008 and 2007, sales to Liquor Group Florida, LLC (which is controlled by our President) represented 75% and 54% respectively of our total revenues. In licensed states alcohol beverage licensees are abundant; in fact no single state level licensee customer represented more than 5% of our revenues during the years ended August 31, 2008 or 2007. Our products are generally placed in bailment with these SLC to be sold to their customers under standard purchase orders or individual representative orders.

      We believe that the regulatory nature of the alcohol distribution industry strengthens our business liquidity and operational freedom with its SLC. One example of such advantageous regulation is in Florida, which has a 15-day credit law beyond which retail customers are restricted from buying alcohol-based beverages from any distributor in the market; many other states have similar strict credit laws siding with the distributor (cash on delivery, or "COD" terms in some cases), providing us with a relatively safe credit risk with our SLC. On the other end of the client spectrum are the Control States which pay us for 100% of the product distributed within their borders backed by the full credit and sovereignty of the individual state. The average bad debt expense for our state level clientele in the past five fiscal years has been approximately 0.001% of total revenue.

Marketing and Sales
-------------------

      We recognize the benefits of a dedicated approach to brand management, and separating it from sales execution is important. Brand suppliers appreciate and depend upon the local expertise and understanding of the intricacies of the market that a distributor can provide. We analyze the competitive landscape, and through interaction with our sales teams adjust brand suppliers' marketing strategies to work better.

      We use sales divisions to adapt to industry changes and product portfolio growth. Under this structure products are positioned in the market to gain focus. Although we have used this structure for more than three years in Florida, recent supplier consolidation has led to the creation of separate sales divisions in Michigan, as well as an expanded organization in Virginia and other markets.

      Our organizational design is predicated upon category knowledge and expertise, trade channel knowledge, and geographic coverage. Through our marketing and sales force, we act as the top level marketing arm of our brand suppliers by maintaining regular contact with our customers. Our sales strategy focuses on the purchasing departments of independents, national chains, membership clubs, and grocery chains to pave the way for more sales within the geographic territory. Additionally, we provide our customers with a wide variety of services, including item selection, SKU optimization and fact-based business presentations.

Warehousing and Distribution
----------------------------

      We never take possession of any products as they are transferred from manufacturers to the SLC directly. Our SLC operations utilize a series master warehouses strategically located throughout the U.S. and Control State warehouses to store and ship products pending sale to customers. Our SLC customers ordinarily receive either next day or second-day delivery in most markets. In general, an SLC's orders are collected and immediately processed during the day for batch routing and order "picking". The master warehouses each use an automated material handling system, including scanners, dispensers and sorters. Products from the master warehouses are then often shuttled nightly to a cross-docking facility where the orders are consolidated and loaded onto delivery trucks. Cross-docking facilities further extend the service areas of the master warehouses. Orders for delivery are picked in the master warehouses, shipped in during the night, and then transferred onto local delivery trucks for final delivery. As a result of a number of factors, including state laws and regulations, our SLCs maintain independent distribution networks in each of their territories.

Competition
-----------

      There are significant barriers to entry into the wholesale wine and spirits distribution business. These barriers include established supplier-distributor relationships, specialized distribution equipment such as material handling systems and delivery vehicles, important industry knowledge regarding pricing, inventory management, and distribution logistics, not to mention the cost of licenses, inventory, equipment, delivery vehicles and cash or surety bond requirements. Historically, it is extremely rare for organizations not already engaged as wine and spirits distributors to enter the business. New distributors typically enter existing markets through acquisition.

      Our operations are less cumbersome than the typical wholesale operator since we merely facilitate the transaction between the manufacturer and the SLC's.

      The wine and spirits wholesale distribution business is highly competitive. Intuitively one would think that our primary competition includes Southern Wine & Spirits, Charmer Sunbelt, Premier Beverage, Republic/National Distributing Company and Glazier's. This in fact is not the case, as the bulk of the business operations of these organizations is built on "popular priced" commodity products often referred to as "well products". These distribution power houses often vie for the top selling brands which demand exclusive attention and command smaller margins. This leaves the mid to small brands with less attention making them wide open for us to contract. Given the ongoing consolidation among distributors as well as brand suppliers, the competitive landscape is subject to continuing change. Distributors commonly compete for new brand suppliers or brands based on reputation, market share, access to customers and ability to satisfy supplier demands, however a more recent trend is to rely only on the major brand families to provide enough product variety to sustain and grow a distribution operation. This however is not our goal or modus operandi, as we attempt to provide a variety of products that suit the needs of our customers, regardless of the supplier.

Government Regulation

      The manufacturing, importation, distribution and sale of alcohol-based beverages are subject to regulation by the Federal government through the Alcohol and Tobacco Tax and Trade Bureau (TTB), as well as by State and local regulatory agencies. Brand suppliers, distributors and retailers must be properly licensed in order to sell alcohol-based beverages.

      In most states, the alcohol-based beverage industry operates within what is commonly referred to as a three-tier system of distribution. The three tiers are identified as follows: (1) (2) (3).

          Tier one (1) is comprised of brand suppliers and manufacturers that produce alcohol-based beverages and/or importers of alcohol-based beverages, bringing products into the United States through US Customs control.

          Tier two (2) is comprised of SLC distributors, other sub-distributors and the Control States which in turn market the products through brokers.

          Tier three (3) is comprised of licensees, both on and off premise customers, commonly referred to as retailers which sell the products to the public consumers.

      Under this system, brand suppliers and manufacturers sell to distributors and or Control States, distributors and or Control States sell to licensees or state stores, and licensees or state stores sell to consumers. For the most part, brand suppliers may not sell to licensees or consumers and distributors may not sell directly to consumers. All States prohibit brand suppliers or distributors from having an interest in retail licensees.

      We are a Tier two (2) distributor. We hold out-of-State shipper permits that allow us to ship products from one State to a licensed distributor in any one of the other States or to any Control State. We also have a unique relationship with many of our brand suppliers in Control States where we act as both the vendor of product to the Control State on behalf of the actual brand supplier while an affiliated company acts as the broker for the brands within the Control State to provide a turn key service and generate additional revenues for us.

      Our officers, directors and principal owners must be qualified by the TTB and state regulatory agencies to hold licenses/permits as a wholesaler/importer.

      The TTB grants authorization to operate alcohol and tobacco-related businesses under the Internal Revenue Code and the Federal Alcohol Administration Act. Any person wanting to operate a business governed by the IRC or the FAA must file an application with the TTB for a permit along with all necessary documents. The basic application for a permit consists of two pages and is filed with the TTB's offices in Cincinnati, Ohio. If the applicant is a corporation, the application must list the names, dates of birth, social security numbers and resident addresses for all of the corporation's officers, directors and 10% or more owners. Once the TTB has received a complete application, together with all supporting documents, a federal basic permit is normally issued within 60 days.

      Our distributors face scrutiny in a number of important areas, including initial licensing or permitting and ongoing sales and marketing activities with or on behalf of retail customers. In many states the SLC distributors may not give or transfer anything of value to their customers in exchange for business or other consideration; however the definition of "value" differs from State to State. We participate in significant promotional activities for brand suppliers and customers, which are increasingly requesting that distributors to be responsible for activities and related costs formerly undertaken by brand suppliers as brand suppliers pursue ways to reduce their operating costs. These increased demands will likely challenge us and other distributors since we attempt to meet the wishes of brand suppliers and customers. As a result, we regularly provide training and education programs for our sales and marketing personnel.

      We believe that we are in compliance with applicable regulations in all material respects. Consistent with industry practice, the sales and marketing activities permitted by distributors for the benefit of tier one brand suppliers are generally regulated by State licensing authorities, which authorize various trade practice activities by statute, regulation or administrative bulletin. We rely on such enforcement guidance, which is subject to change at the discretion of the regulatory authorities, in determining the scope of its permitted sales and marketing activities.

      As part of our regulatory compliance program, we are in frequent contact with regulatory agencies so that we can: (1) be kept current on regulatory developments affecting our business; (2) obtain answers from the agencies to questions from company personnel regarding compliance issues; (3) encourage enforcement of applicable laws and regulations on a consistent basis throughout our markets. We believe that prompt and consistent enforcement by the regulatory agencies is important and benefits us.

      We adhere strictly to the DISCUS Code of Responsible Practices for Beverage Alcohol Advertising and Marketing and will not condone, participate in nor permit any activity not in accordance with the guidelines contained therein. In some instances the guidelines we adhere to exceed the DISCUS guidelines and we reserve the right to decline to participate in, or prohibit any promotional activity within in our territories that we deem in our sole discretion to be outside of our own guidelines. More information on DISCUS guidelines can be found at: www.Discus.org

General

      As of 2008 our only employees were C.J. Eiras, Lowell Newman, and Steven Dodge, all of whom are officers of our Company.

           As of December 15, 2008 we had 9,512,851 outstanding shares of common stock.

      Our website address is www.liquorgroup.com.

ITEM 1A.  RISK FACTORS

      Not applicable.

ITEM 1B. UNRESOLVED SEC COMMENTS

      None

ITEM 2.   PROPERTIES

     Our offices are located at 4600 Touchton Road, Building 100, Suite 150, Jacksonville, FL 32246. We sub-lease this space, consisting of 500 square feet, from VIGOR for $1,000 per month. The lease on our space expires in August 31, 2009.


ITEM 3.   LEGAL PROCEEDINGS

     In January 2008, we were served with a summons and complaint filed by Royal Strategies and Solutions, Inc., Melvin Leiner and Darren Marks. The complaint was filed on November 15, 2007 in the Circuit Court of Broward County, Florida and a summary judgment in favor of the Plaintiffs for approximately $162,000 representing amounts Plaintiffs contended they loaned us prior to 2007, plus accrued interest, was rendered subsequent to the year ended August 31, 2008. However, the judgment is pending a hearing scheduled on April 24, 2009, and the final disposition is unknown. Based upon what believed we owed the Plaintiffs, we accrued a liability of $78,900 as of August 31, 2008.

      Other than the foregoing, we do not know of any claims threatened or pending against us, except as may result from vendor contract disputes from time to time. We do not anticipate that resolution of any such vendor contract disputes will result in a material adverse effect on our financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

      Prior to June 2001 our common stock traded on the OTC Bulletin Board. In June 2001 our common stock was delisted from the OTC Bulletin Board. After that time our common stock traded on a sporadic basis in the unorganized inter-dealer over-the-counter market through the "Pink Sheets" and under the symbol "ECBV". Our common stock essentially stopped trading in November 2006.

      On October 23, 2008 our common stock began trading on the OTC Bulletin Board under the symbol "LIQR". On December 15, 2008 the closing price for our common stock was $0.50 per share. Market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

      As of December 15, 2008 we had 9,512,851 outstanding shares of common stock, of which 8,425,886 shares were "restricted securities" as that term is defined in Rule 144 of the SEC. These restricted shares may be sold at any time in accordance with Rule 144. By means of a registration statement on Form S-1 we have registered 1,962,035 shares of common stock, owned by twenty of our shareholders, for sale in the public market.

      As of December 15, 2008 we had 953,460 outstanding shares of Series A Preferred stock. The Series A Preferred shares may be converted into 42,905,700 shares of our common stock. See Item 1 of this report for information concerning restrictions on the conversion of the Series A Preferred shares.

      As of December 15, 2008 we had approximately 400 shareholders of record for our common stock and eight shareholders of record for our preferred stock.

      Holders of common stock are entitled to receive such dividends as may be declared by our Board of Directors out of funds legally available and, in the event of liquidation, to share pro rata in any distribution of our assets after payment of liabilities. Our Board of Directors is not obligated to declare a common stock dividend.

      The holders of our Series A preferred shares have a preference over any dividends which we may pay to the holders of our common stock. However, we have not paid any dividends and we do not have any current plans to pay any dividends to the holders of either our common or Series A preferred stock.

      Our Articles of Incorporation authorize our Board of Directors to issue up to 20,000,000 shares of preferred stock. The provisions in our Articles of Incorporation relating to our preferred stock would allow our directors to issue preferred stock with rights to multiple votes per share and dividends rights which would have priority over any dividends paid with respect to our common stock. The issuance of preferred stock with such rights may make more difficult the removal of management even if such removal would be considered beneficial to shareholders generally, and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if such transactions are not favored by incumbent management.

    During the year ended August 31, 2008 we did not purchase any of our securities. During this same period no person affiliated with us purchased any of our securities on our behalf.

ITEM 6.   SELECTED FINANCIAL DATA

      Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Between October 2001 and August 31, 2007 we were inactive. On August 31, 2007 we acquired a Florida corporation named Liquor Group Wholesale, Incorporated.

      Liquor Group Wholesale was recently formed to take over the wholesale alcohol distribution operations of Liquor Group Holdings, LLC, effective as of September 1, 2007. Pursuant to an agreement between Liquor Group Wholesale and Liquor Group Holdings, Liquor Group Wholesale manages all wholesale operations and receives all net profits generated from the wholesale distribution of liquor to the customers of Liquor Group Holdings. Liquor Group Holdings was organized in Florida in 2002 and distributes alcohol products on behalf of manufacturers in 31 U.S. states.

      Two important factors which influence our net income are our sales volume and the prices charged to us by our suppliers.

      Our sales volume for any given period is influenced by brand recognition among consumers of the products we sell, the prices charged by our competitors for products in the same categories as ours, and the amount spent by our suppliers on promotion (such as advertising and in-store tastings).

      The price per product unit from our suppliers is generally established by contract as a base price delivered to the customer. We mark up this price to cover our expenses and provide a profit. Suppliers typically will raise their prices by a modest amount at the end of each contract term to adjust for inflation and higher costs of transportation. However, suppliers often lower their prices:

     o to help jump-start sales if sales are weak or have softened from the previous year.

     o if field research or pricing trends point towards a downturn in the shelf prices of a particular brand category.

     o as a result of seasonal trends (i.e. holidays) or pre-planned price decreases (i.e. sporting events) for a given time period.

     o    as a reward if we achieve sales goals in a specific market.

      Generally, and unless the price decrease is to reward us for meeting sales goals, we pass any price reduction on to our customers.

      Inflation has not had a material impact on our operations since for the most part we are able to pass on to our customers any price increases from our suppliers.

Financial Information
---------------------

     For financial statement purposes, our acquisition of the wholesale operations of Liquor Group Holdings was treated as a reverse acquisition and as though Liquor Group Wholesale, the wholesale division of Liquor Group Holdings had acquired us. Accordingly, as of August 31, 2007, and for all prior periods, the historical financial statements of Liquor Group Holdings (wholesale operations only) are considered our historical financial statements.

      During the year ended August 31, 2008 the only material changes in our balance sheet components were as follows:

       Category               Explanation
       --------               -----------

       Cash During the year ended August 31, 2007 our operations used $107,359 in cash, primarily due to a $665,835 increase in our accounts receivable, which will not generate cash until collected, offset in part by an increase of $211,337 in accounts payable.

       Accounts Receivable    Although we have recently negotiated contracts
                              with new vendors that have resulted in new sales and accounts receivable balances in 2008, 78% of the increase in accounts receivable is due to increases in receivables from related parties, principally Liquor Group Florida. We typically expect payment of accounts receivables from our customers when the customer ships the product from the bailment warehouse to a retailer or other customers of the distributor. The following contributed tothe increase:

                                o Disruption of shipments to end customers as Happy Vodka, one of our largest suppliers, relocated its U.S. customs facility, which lengthened our historical collection period.

                                o Liquor Group Florida, not being in a Control State, is subject to additional delays in collections from its retailers of up to 60 days under the state laws of Florida, which has contributed to slower collections.

                                o  When product is returned, Liquor Group
                                   Florida often assumes the commitment to
                                   resell and remit collections to us, which has also contributed to slower collections from related parties.

       Accounts Payable       When we make a sale we record a receivable
                              for the sale price and a payable for the cost of the product. We normally pay our suppliers within 7-14 days of the date we receive payment from a customer. Accordingly, our accounts payable will normally increase or decrease in line with our receivables.

Results of Operations

      Material changes in items in our Statement of Operations for the year ended August 31, 2008, as compared to the same period in the prior year, are discussed below:

                      Increase (I) or
   Item                 Decrease (D)   Reason
   ----               ---------------  ------

   Sales                      D        During the year Happy Vodka, one of our
                                       largest suppliers, relocated its U.S.
                                       customs facility. As a result, shipments and sales to our customers were delayed.

   Gross profit, as a         I        Price reductions, averaging 50%, from
                                       Happy percent of sales Vodka, one of our major suppliers.

   Operating Expenses:

   Personal and               D        Reduction in need for temporary help.
     administrative costs

   Bank charges               D        During the year ended August 21, 2007 we
                                       changed banks. Our new bank did not give us credit for some deposits as quickly as our old bank and we incurred charges when the bank paid checks we drew on our account before deposits were fully credited. This problem was rectified during the year ended August 31, 2008, resulting in a decline in bank charges.

   Rent I In 2007, our rent was based on an allocation from Liquor Group Holdings. In 2008, our rent was based on a lease agreement at $1,000 per month.

   Insurance                  I        In 2007, insurance costs were included in
                                       the overhead allocations from Liquor
                                       Group Holdings. In 2008, our insurance
                                       costs increased primarily due to our move from being privately-held to publicly-held.

   Professional and           I        Legal and accounting fees associated with
     consulting fees                   the preparation, filing, and amendment of
                                       our SEC registration statement and costs associated with having our shares quoted on the OTC Bulletin Board.

   Licensing fees             I        Costs to license our company with
                                       state government agencies.

   Interest expense           I        Interest relating to a liability for
                                       delinquent payroll taxes and penalties
                                       which we incurred when we were selling
                                       bottled coffee drinks.

   Telephone                  I        In 2008, we upgraded our communications
                                       equipment and service coverage in
                                       anticipation of expanding activities.

   Other                      I        The establishment of our new website.

   Other Income               I        Income resulting from vendor contract
                                       terminations. During the year ended
                                       August 31, 2008 several of our vendors
                                       failed to honor their agreements with us by not accepting exchanges, returns, or meeting required marketing and other program commitments. As permitted by our agreements with these vendors, after six-months notice, we liquidated their inventory to cover their obligations to us. The liquidation of this inventory resulted in revenue of $184,402. We have not shown the $184,402 as a reduction in our cost of sales but rather as other income to prevent distortion of our gross profit margin.

Liquidity and Capital Resources
-------------------------------

      Our sources and (uses) of cash, combined with the wholesale operations of Liquor Group Holdings, during the years ended August 31, 2008 and 2007 were:

                                                      2008        2007
                                                      ----        ----

Cash provided (used) by operations                 $(107,359)   $ 62,385
Advances from Liquor Group Holdings                $      --    $ 20,975
Registration costs                                 $  36,335    $     --
Proceeds from sale of stock                        $  14,515    $130,000

      We believe that cash generated from our operations will enable us to slowly expand our markets and increase sales. However, with additional capital, we believe that our expansion could occur much faster. However, as of December 15, 2008 we had not made any decision as to whether we will attempt to raise additional capital in light of the current turmoil in the financial markets.

      We believe that our cash on hand and collections from accounts receivable will satisfy our working capital requirements if we decide to expand without raising additional capital.

      We do not have any commitments or arrangements from any persons to provide us with any additional capital we may need.

      Other than the turbulence in the economy which began to surface in the summer of 2008, we do not know of any challenges, risks, demands, commitments, events, trends or uncertainties which would materially affect our future operating results or liquidity and capital resources.

      We do not have any off balance sheet arrangements.

     See Note 1 to the financial statements included as part of this report for information concerning our significant accounting policies and recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

      Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See the consolidated financial statements included with this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable

ITEM 9A and 9A(T).  CONTROLS AND PROCEDURES

      C.J. Eiras, our Principal Executive Officer and Jason Bandy, our Principal Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2008 and in their opinion our disclosure controls and procedures ensure that material information is made known to them by others, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. Mr. Eiras and Mr. Bandy have determined that these controls and procedures are effective as of August 31, 2008. To the knowledge of Mr. Eiras and Mr. Bandy there have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls during the quarter ended August 31, 2008, and as a result, no corrective actions with regard to significant deficiencies or material weakness in our internal controls were required.

ITEM 9B.  OTHER INFORMATION

      Not applicable.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     Name              Age   Position
     ----              ---   --------

     C.J. Eiras         35   President, Chief Executive Officer and a
                              Director
     Lowell Newman      53   Vice President - License States Operations and a
                              Director
     Steven Dodge       50   Vice President - Control State Operations and a
                              Director
     Jason Bandy        35   Principal Financial and Accounting Officer and
                              Secretary
     Arnold Rosen       67   Director
     Jan Philippe Eiras 45   Director

      Our directors serve in such capacity until the first annual meeting of our shareholders and until their successors have been duly elected and qualified. Our officers serve at the discretion of our directors.

      The principal occupations of our officers, directors and consultants, during the past several years are as follows:

C. J. (Christopher John) Eiras has been one of our officers and directors since August 2007. Mr. Eiras has been the managing member of Liquor Group Holdings since its inception in 2002 and has also been President and owner of Happy Vodka Corporation, the controlling company for all the Happy brand beverages worldwide, since its inception in August of 2001. In May 2006 Mr. Eiras acquired all of the equity interests in Urban Brands & Spirits, LLC and has been its managing member since that time. Urban Brands & Spirits' portfolio includes the Party A-Go-Go alcohol products, and the Cadillac Margarita. Since April 2005 Mr. Eiras has also been the sole owner and President of Wild Orchid Vineyards, which carries the wine brands Orchidia and Wilde Orchid.

Lowell Newman has been one of our officers and directors since September 2007. Mr. Newman has been an officer of Liquor Group Holdings since May of 2005. Between 2002 and 2005 Mr. Newman was general manager of Joseph's Liquor in

Orlando, Florida. Between 2000 and 2002 Mr. Newman was a wine consultant for ABC Fine Wine and Spirits. Newman's duties with Liquor Group include sales representative training and the selection of brands for distribution based on taste profiles, overall value and merchantability.

Steven Dodge has been one of our officers and directors since September 2007. Mr. Dodge has been the control state coordinator for Liquor Group Holdings and state manager of Liquor Group Michigan, LLC since March of 2006. Between 1994 and 2006 Mr. Dodge was the General Manager for General Wine and Liquor. Mr. Dodge manages the Control State operations of Liquor Group.

Jason Bandy has been one of our officers since September 2007. Mr. Bandy has managed his own accounting firm since 2002, primarily serving clients in the alcohol beverage industry. Between 1997 and 2002 Mr. Bandy was employed by Price Waterhouse Coopers, an international public accounting firm. Mr. Bandy is a certified public accountant.

Arnold L. Rosen became one of our directors in 2003 following the confirmation of our Chapter 11 bankruptcy plan. Mr. Rosen was past President of the Mortgage Bankers Association of Greater Miami, was the founder and a former Director of the Gold Coast National Bank in Miami, Florida, and has been a licensed mortgage and real estate broker for the last 35 years. Mr. Rosen received a Bachelor of Business Administration from the University of Miami,

Jan Philippe Eiras has been one of our directors since September 2007. Mr. Eiras the Chief Executive Officer of Quadrus Corporation, a US Missile Defense Contractor and software development firm since 1995.

      C.J. Eiras and Jan Philippe Eiras are brothers.

      We do not have a compensation committee. Our Board of Directors serves as our Audit committee. Jason Bandy is the director serving as our financial expert. Arnold Rosen is the only director who is independent, as that term is defined in Section 803.A of the listing standards of the American Stock Exchange.

      We have adopted a Code of Ethics applicable to our senior executive and financial officers. A copy of the Code of Ethics is filed as Exhibit 14 to this report.

ITEM 11.  EXECUTIVE COMPENSATION

      The following table shows the compensation paid or accrued during the two years ended August 31, 2008 to our chief executive officer. None of our officers received compensation in excess of $100,000 during the two years ended August 31, 2008.
                                                                 All
                                                                Other
                                                                Annual
                                               Stock   Option   Compen-
Name and Principal    Fiscal  Salary   Bonus   Awards  Awards   sation
  Position             Year    (1)      (2)     (3)     (4)       (5)      Total
------------------    ------  ------   -----   ------  ------   --------   -----

C.J. Eiras, President   2008  $   --      --       --      --   $17,000  $17,000

William R. Smith,      2007   $   --      --       --      --        --   $   --
President

(1)  The dollar value of base salary (cash and non-cash) earned.
(2)  The dollar value of bonus (cash and non-cash) earned.
(3) During the periods covered by the table, the value of our shares issued as compensation for services to the persons listed in the table.
(4) The value of all stock options granted during the periods covered by the table.
(5) All other compensation received that we could not properly report in any other column of the table.

      Mr. Smith resigned as an officer and director on August 31, 2007.

     The following shows the amounts which we expect to pay to our officers during the twelve-month period ending August 31, 2009, and the time these persons plan to devote to our business. We do not have employment agreements with any of its officers.

                                Proposed           Time to be Devoted
      Name                    Compensation           LGW's Business
      ----                    ------------         ------------------


      C.J. Eiras                $ 250,000           40 hours per week
      Lowell Newman             $  90,000           35 hours per week
      Steven Dodge              $  90,000           35 hours per week
      Jason Bandy               $  12,000            5 hours per week

Long Term Incentive Plans - Awards in Last Fiscal Year

      None

Employee Pension, Profit Sharing or Other Retirement Plans

      None

Compensation of Directors During Year Ended August 31, 2008

    During our last fiscal year we did not compensate our directors for serving on our Board.

Stock Option and Bonus Plans

      We do not have any stock option or stock bonus plans, although we may adopt these plans in the future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table shows, as of December 15, 2008, the share ownership of those persons who own 5% or more of our common and preferred stock and the number and percentage of outstanding shares owned by each of our officers and directors and by all the officers and directors as a group. Each Series A preferred share is entitled to 45 votes on any matter presented to our shareholders. Unless otherwise indicated, each owner has sole voting and investment power over his shares.

Common Stock
                                No Conversion of           Full Conversion of
                               Preferred Shares (1)        Preferred Shares (3)
                               Number of    Percent        Number of    Percent
Name and Address of Owner      shares       of Class       Shares       of Class
-------------------------      ---------    --------       ------       --------

C.J. Eiras                   1,000,000 (2)     10.5%     41,980,735 (4)    80%
4600 Touchton Road
Building 100/Suite 150
Jacksonville, FL 32246

Lowell Newman                   50,000          0.5%        275,000       0.5%
4600 Touchton Road
Building 100, Suite 150
Jacksonville, FL 32246

Steven Dodge                    50,000          0.5%        275,000       0.5%
39555 Orchard Hill Place
Suite 600
Novi, MI  48375

Jason Bandy                         --           --              --         --
1 Corporate Center
Grand Cayman, Cayman Islands
KY1-1204

Arnold Rosen                 1,898,812           20%      2,248,777       4.3%
7138 Ayrshire Lane
Boca Raton, FL  33496


Jan Philippe Eiras             350,000          3.7%        800,000       1.5%
6275 University Drive
Suite 37-215
Huntsville, AL  35806

All Officers and Directors
   as a group (6 persons)    3,348,812         35.2%     45,579,512      86.9%

(1) Does not include shares of common stock issuable upon the conversion of the Series A Preferred shares.

(2) Includes 500,000 shares of common stock owned by VIGOR, a corporation controlled by C.J. Eiras.

(3) Assumes all outstanding Series A Preferred shares are converted into shares of common stock. Each outstanding Series A Preferred share is convertible into 45 shares of our common stock. The percentage of class ownership has been computed in accordance with Rule 13d-3 of the Securities and Exchange Commission.

(4) Includes the assumed conversion of 740,683 shares of Series A preferred shares owned by VIGOR, a corporation controlled by C.J. Eiras.

Preferred Stock

                                       Number of          Percent
Name and Address of Owner                Shares           of class
-------------------------              ---------          --------

C.J. Eiras                              910,683 (1)         96%
4600 Touchton Road
Building 100/Suite 150
Jacksonville, FL 32246

Lowell Newman                             5,000            0.5%
4600 Touchton Road
Building 100, Suite 150
Jacksonville, FL 32246

Steven Dodge                              5,000            0.5%
39555 Orchard Hill Place
Suite 600
Novi, MI  48375

Jason Bandy                                  --              --
1 Corporate Center
Grand Cayman, Cayman Islands
KY1-1204

Arnold Rosen                              7,777            0.8%
7138 Ayrshire Lane
Boca Raton, FL  33496

Jan Philippe Eiras                       10,000              1%
6275 University Drive
Suite 37-215
Huntsville, AL  35806

All Officers and Directors
   as a group (6 persons)               938,460           98.4%

(1) Includes 740,683 shares of Series A preferred stock owned by VIGOR, a corporation controlled by C.J. Eiras.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      We use Liquor Group Florida, LLC as our exclusive distributor in Florida. In Michigan, we use Liquor Group Michigan, LLC (formed in September 2006) as our exclusive broker in that state. Liquor Group Florida and Liquor Group Michigan are both controlled by C.J. Eiras, one of our officers and directors.

      C.J. Eiras, our President and Chief Executive Officer, owns Happy Vodka Corporation and Urban Brands & Spirits, both vendors of alcohol-based beverages we sell. We will continue to purchase product from Happy Vodka and Urban Brands. We believe the price and terms provided to us by Happy Vodka and Urban Brands are the same, if not better, than prices and terms available from our independent suppliers.

      The following chart provides sales and other information concerning these affiliated entities.
                                                     Year Ended August 31,
                                                     2008             2007
                                                     ----             ----

Percent of our total sales resulting                   75%             54%
  from sales to Liquor Group Florida

Dollar amount of total sales to
  Liquor Group Florida                           $806,771         $609,458

Gross profit of Liquor Group Florida             $190,000         $ 58,282

Percent of our total sales to the state
  of Michigan, all of which were brokered
  by Liquor Group Michigan                             15%              32%

Brokerage commissions we paid to
  Liquor Group Michigan                           $25,156          $11,055

Percent of our total products purchased from
  Happy Vodka and Urban Brands                         18%              10%

Dollar amount of total sales from:

      Happy Vodka                                $144,837          $20,098
      Urban Brands                               $  1,596          $75,990

Dollar amount of C.J. Eiras' interest
  in sales transactions to Happy Vodka
  and Urban Brands                               $146,433          $96,088

     Our agreement with Liquor Group Florida ("LGFL")provides LGFL with the right to purchase product from us at prices that we may change on 30-days notice to LGFL. LGFL may only sell our products to customers in Florida. Our suppliers are responsible for all costs of shipping product to LGFL. LGFL is required to pay for all product purchases upon delivery to LGFL's destination points. Our agreement with LGFL is not exclusive, does not require LGFL to make any minimum amount of purchases from us, and may be terminated by either party at any time. During the two years ended August 31, 2008 and 2007 we did not provide LGFL with any marketing support.

     Our agreement with Liquor Group Michigan ("LGMI") provides LGMI with the exclusive right to sell products for us at prices and upon terms that we establish from time-to-time. Our suppliers are responsible for all shipping costs, other than inventory transferred at our discretion. We pay LGMI a commission ranging from 5% to 20%, depending upon the type of product sold. We may change the commission on 30-days notice to LGMI. LGMI is required to sell a minimum number of cases, ranging from 50 cases for Happy Gin to 300 cases for Happy Vodka, each year. Our agreement may be terminated by either party on 90 days notice. During the two years ended August 31, 2008 and 2007 we did not provide LGMI with any marketing support. Our agreement with LGMI no longer requires a minimum amount of purchases from us.

      Our agreement with Happy Vodka Corporation gives us the exclusive right to sell vodka, rum, tequila and gin supplied by Happy Vodka in the United States. Happy Vodka may change the price of the products they sell to us on 90 days notice. Happy Vodka is responsible for all shipping costs and we are required to pay for product purchases when we receive payment from our customers. We are required to purchase a minimum of 5,000 cases each year for each of the four products supplied by Happy Vodka. Either party may terminate the agreement on 90 days notice to the other party. During the two years ended August 31, 2008 and 2007 Happy Vodka provided funding of $1,427 and $3,025 respectively for marketing support. The annual amount of minimum purchase commitments under this agreement is approximately $118,750.

     Our agreement with Urban Brands & Spirits gives us the exclusive right to the Party A Go-Go Products supplied by Urban Brands in the United States. Urban Brands may change the price of the products they sell to us on 90-day's notice. Urban Brands is responsible for all shipping costs and we are required to pay for product purchases when we receive payment from our customers. We are required to purchase a minimum amount of the product from Urban Brands totaling $29,400 annually. Either party may terminate the agreement on 90 day's notice to the other party. During the two years ended August 31, 2008 and 2007 Urban Brands did not provide us with any marketing support.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
            --------------------------------------

     Stevens, Powell & Company, P.A. served as our auditors for the two years ended August 31, 2008. The following table shows the aggregate fees billed to us for these years by Stevens, Powell & Company, P.A.:

                                       Year Ended August  31,
                                      2008               2007
                                      ----               ----

Audit Fees                           $14,750           $19,500
Audit-Related Fees                        --                --
Tax Fees                                  --                --
All Other Fees                            --                --
                                ------------      ------------
                                     $14,750           $19,500
                                     =======           =======

      Audit fees represent amounts billed for professional services rendered for the audit of our annual financial statements included as part of this report, as well as the audit of our financial statements and the review of our interim financial statements which were included as part of our registration statement on Form S-1. Before Stevens, Powell & Company, P.A. was engaged to render audit or non-audit services, the engagement was approved by our directors. Our directors are of the opinion that the audit related fees charged by Stevens, Powell & Company, P.A. are consistent with Stevens, Powell & Company, P.A. maintaining its independence from us.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3.1      Articles of Incorporation, as amended                             (1)

3.2      Amendment to Articles of Incorporation                            (1)

3.3      Designation of Series A preferred stock                           (1)

3.4      Bylaws                                                            (1)

10.1     Agreement pertaining to the acquisition of Liquor
         Group Wholesale, Inc.                                             (1)

10.2     Agreement between Liquor Group Wholesale and Liquor
              Group Holdings, Inc.                                         (1)

10.3     Standard form of agreement with vendors                           (1)

10.4     Standard form of agreement with State Level Clients               (1)

10.5     Agreement between Liquor Group Holdings, LLC and Liquor Group
         Florida, LLC                                                      (1)

10.6     Agreement between Liquor Group Holdings, LLC and Urban Brands &
         Spirits, Inc.                                                     (1)

10.7     Agreement between Liquor Group Holdings, LLC and Happy Vodka
         Corporation                                                       (1)

10.8     Agreement between Liquor Group Holdings, LLC and Liquor Group
         Michigan, LLC                                                     (1)

14       Code of Ethics

31       Rule 13a-14(a) Certifications

32       Section 1350 Certifications


(1) Incorporated by reference, and as same exhibit number, from our registration statement on Form S-1 (Commission File No. 333-147526).

                          LIQUOR GROUP WHOLESALE, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          Number
                                                                          ------
Audited Financial Statements
----------------------------

Report of Independent Registered Public Accounting Firm                    F-1

Balance sheets as of August 31, 2008 and 2007                              F-2

Statements of operations for the years ended August 31, 2008 and 2007      F-3

Statements of changes in stockholders' equity for the years ended
   August 31, 2008 and 2007                                                F-4

Statements of cash flows for the years ended August 31, 2008 and 2007      F-5

Notes to financial statements for the years ended August 31, 2008 and 2007 F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



TO THE BOARD OF DIRECTORS
LIQUOR GROUP WHOLESALE, INC.


We have audited the accompanying balance sheets of Liquor Group Wholesale, Inc. (the "Company"), as of August 31, 2008 and 2007, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2008 and 2007, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company, as a result of a merger, became the accounting acquirer in a reverse acquisition. This has been reported as a change in the reporting entity retroactively applied to the financial statements of all prior periods presented.



STEVENS, POWELL & COMPANY, P.A.
Jacksonville, Florida
December 15, 2008

                          LIQUOR GROUP WHOLESALE, INC.

                                 BALANCE SHEETS
                            AUGUST 31, 2008 AND 2007

                                                         2008             2007
                                                         ----             ----
ASSETS
   Cash and cash equivalents                        $      821       $  130,000
   Accounts receivable (includes related
    party balances of $1,651,915 in 2008
    and $1,130,839 in 2007)                          1,994,609        1,328,774
                                                    -----------      -----------
       Total current assets                          1,995,430        1,458,774
                                                    -----------      -----------
   Deferred tax assets , net of valuation
    allowance
   (Notes 1 and 3)                                           -                -
                                                    -----------      -----------
       TOTAL ASSETS                                 $1,995,430       $1,458,774
                                                    ===========      ===========

LIABILITIES
   Accounts payable (includes related party
    balances of $517,225 in 2008 and $358,047
    in 2007)                                       $ 1,261,524      $ 1,050,187
   Other liabilities (Note 4)                          226,503          239,779
   Notes payable-related parties, unsecured,
    without interest (Note 4)                           78,900           78,900
                                                    -----------      -----------
       Total current liabilities                     1,566,927        1,368,866
                                                    -----------      -----------

COMMITMENTS AND CONTINGENCIES                                -                -
                                                    -----------      -----------

       TOTAL LIABILITIES                             1,566,927        1,368,866
                                                    -----------      -----------
STOCKHOLDERS' EQUITY
   Convertible preferred stock, Series A,
    $0.0001 par value, 2,000,000 shares
    authorized, issued and outstanding 953,460              95               95
   Common stock, $0.0001 par value, 100,000,000
    shares authorized, issued and outstanding
    9,512,851 in 2008 and 9,504,557 in 2007                952              951
   Additional paid in capital                           24,839           46,660
   Retained earnings                                   402,617           42,202
                                                    -----------      -----------
       Total stockholders' equity                      428,503           89,908
                                                    -----------      -----------

         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                       $1,995,430       $1,458,774
                                                    ===========      ===========

                See accompanying notes to financial statements.

                          LIQUOR GROUP WHOLESALE, INC.

                            STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED AUGUST 31, 2008 AND 2007


                                                        2008             2007
                                                        ----             ----

SALES (includes related party amounts of
$806,771 in 2008 and $609,458 in 2007)              $ 1,075,694     $ 1,128,625

COST OF SALES (includes related party
amounts of $617,771 in 2008 and $551,176 in
2007)                                                  (777,960)       (985,721)
                                                    ------------    ------------
GROSS PROFIT                                            297,734         142,904
                                                    ------------    ------------
OPERATING EXPENSES
 Personnel and administrative costs
   (includes related party amounts of $ --
   in 2008 and $13,265 in 2007)                          24,047          34,580
 Bank charges                                             7,863          12,642
 Rent - related party                                    12,500           4,553
 Insurance                                               16,440               -
 Professional and consulting fees                        23,910             292
 Licensing fees                                          10,244           2,412
 Telephone expense                                        6,664           2,805
 Interest expense                                        13,421               -
     Other                                                6,632           1,468
                                                    ------------    ------------
    Total operating expenses                            121,721          58,752
                                                    ------------    ------------
OTHER INCOME
   Income from termination of vendor
    contracts (Notes 1 and 7)                           184,402               -
                                                    ------------    ------------
INCOME BEFORE PROVISION
   FOR INCOME TAXES                                     360,415          84,152

PROVISION FOR INCOME TAXES
    (Notes 1 and 3)                                           -          31,666
                                                    ------------    ------------
NET INCOME                                          $   360,415     $    52,486
                                                    ============    ============

                See accompanying notes to financial statements.

                          LIQUOR GROUP WHOLESALE, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED AUGUST 31, 2008 AND 2007


                                Preferred Stock                 Common Stock
                                  Convertible                       Voting             Additional
                             ----------------------          ----------------------      Paid in        Retained     Stockholders'
                             Shares          Amount          Shares          Amount      Capital        Earnings         Equity
                             ------          ------          ------          ------    -----------      --------     -------------

Balance, August 31, 2006     953,460        $    95       $9,439,557      $      944   $        -      $ (10,284)     $  (9,245)

Issuance of common stock
 for cash (see Note 2)             -              -           65,000               7      129,993              -        130,000

Merger-related costs:
 Registration statement
 and private placement
 offering (see Note 2)             -              -                -               -      (83,333)             -        (83,333)

Net income (loss)                  -              -                -               -            -         52,486         52,486
                          -----------    -----------      -----------     -----------  -----------    -----------    -----------
Balance, August 31, 2007     953,460     $       95       $9,504,557      $      951   $   46,660     $   42,202     $   89,908
                          ===========    ===========      ===========     ===========  ===========    ===========    ===========
Issuance of common stock
 for warrants exercised            -              -            8,294               1       14,514              -         14,515

Registration costs                 -              -                -               -      (36,335)             -        (36,335)

Net income (loss)                  -              -                -               -            -        360,415        360,415
                          -----------    -----------      -----------     -----------  -----------    -----------    -----------

Balance, August 31, 2008     953,460     $       95       $9,512,851      $      952   $   24,839     $  402,617     $  428,503
                          ===========    ===========      ===========     ===========  ===========    ===========    ===========


                See accompanying notes to financial statements.

                          LIQUOR GROUP WHOLESALE, INC.

                            STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED AUGUST 31, 2008 AND 2007

                                                            2008          2007
                                                            ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                        $  360,415    $   52,486
                                                       -----------   -----------
     Adjustments to reconcile net income to net
     cash provided (used) by operating activities:
       Changes in assets and liabilities:
           Accounts receivable                           (665,835)     (735,235)
           Accounts payable                               211,337       591,660
           Notes payable                                        -        78,900
           Other current liabilities                      (13,276)       74,547
                                                       -----------   -----------
     Total adjustments                                   (467,774)        9,872
                                                       -----------   -----------
       Net cash provided (used) by operating activities  (107,359)       62,358
                                                       -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
           Net cash provided by investing activities            -             -
                                                       -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net advances from Liquor Group Holdings, LLC                 -        20,975
   Registration costs                                     (36,335)      (83,333)
   Proceeds from issuance of common stock                  14,515       130,000
                                                       -----------   -----------
     Net cash provided (used) by financing activities     (21,820)       67,642
                                                       -----------   -----------
NET INCREASE  (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                       (129,179)      130,000

CASH AND CASH EQUIVALENTS, BEGINNING                      130,000             -
                                                       -----------   -----------
CASH AND CASH EQUIVALENTS, ENDING                      $      821    $  130,000
                                                       ===========   ===========

                See accompanying notes to financial statements.

                          LIQUOR GROUP WHOLESALE, INC.

                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED AUGUST 31, 2008 AND 2007


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

North American Food and Beverage Corp. ("NAFB"), is a Colorado corporation that prior to September 1999 conducted its business under the name USA Service Systems, Inc. ("USA"). Between November 1998 and July 1999, USA provided retail stores and manufacturers with product assembly, product demonstrations, point-of-sale product displays, and inventory counts and audits.

As of July 1999, USA had entered into letters of intent for the acquisition of four companies engaged in the same business as that conducted by USA. However, USA was unable to obtain additional equity capital that was needed to finance these acquisitions. In July 1999, USA essentially discontinued its business and made plans to distribute its remaining assets (having a minimal value) to certain officers and directors of USA.

Effective August 31, 1999, USA acquired all of the issued and outstanding shares of East Coast Beverage Corp. ("East Coast"), in exchange for 5,040,000 shares of USA's common stock. In connection with this transaction, the management of USA resigned and was replaced by the management of East Coast. After August 31, 1999, the Company's business involved the development, production, and distribution of Coffee House USA, a proprietary line of all-natural, ready to drink bottled coffee drinks.

In February 2000, USA changed its name to East Coast Beverage Corp.

East Coast sold its products through distributors and wholesalers to supermarkets, mass-marketers, convenience stores, drug store chains, and oil company convenience stores. However, East Coast was never able to generate a profit. During the calendar year ended December 31, 2000, the Company estimated that it had lost in excess of $10,000,000. East Coast has not prepared any financial statements since that date but it is believed that the Company's losses since December 31, 2000 have been substantial.

Because of the East Coast's inability to raise capital to fund its continuing operating losses, East Coast discontinued its bottled coffee operations in October 2001.

On November 27, 2001, William Smith became the sole officer and director of the Company. His objective was to reorganize East Coast without the necessity of a bankruptcy proceeding. Mr. Smith's plan was to have substantially all East Coast's creditors agree to accept shares of common stock in settlement of amounts owed to the creditors. Although many creditors were willing to accept the plan proposed by Mr. Smith, a number of creditors refused to agree to the Smith proposal.

On April 11, 2002, East Coast filed a petition for reorganization under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida (Case No. 02-22675-BKC-PGH). After its bankruptcy filing, and in accordance with the provisions of the Federal Bankruptcy Code, a committee of the largest unsecured creditors was formed to assist in the reorganization. The Creditors Committee developed a Plan of Reorganization that was approved by a majority of East Coast's creditors, and confirmed by the Federal Bankruptcy Court on July 8, 2003. A final decree and discharge of trustee was entered in the bankruptcy on January 31, 2005.

                          LIQUOR GROUP WHOLESALE, INC.

                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED AUGUST 31, 2008 AND 2007


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Among other things, the Plan of Reorganization provided for the following:

1. The reverse split of East Coast's common stock so that each outstanding share was converted into 1/15th of one share. Since there were 15,704,469 outstanding shares prior to the bankruptcy, 1,046,965 shares were retained by East Coast's shareholders after the reverse split. In addition, each common shareholder received one warrant for each share held after the reverse split. Each warrant entitles the holder to purchase one share of East Coast's common stock at a price of $1.75 per share at any time prior to January 1, 2008.

2. The issuance of 2,000,000 shares of East Coast's common stock to Royal Brokerage Group in exchange for 10% of the gross revenues which may be received by Royal from the sale of olive oil products.

3. Unsecured creditors (Class 4 creditors) could either obtain payment of their claims, up to a maximum of $3,500,000 from a percentage of East Coast's profits over time or convert their debt into shares of LGW's common stock at a conversion rate of $1.75 per share.

4. The change of East Coast's name to North American Food and Beverage Corp. ("NAFB " or "North American").

When it became apparent that commissions from the sale of olive oil would generate little, if any, revenues which could be used to pay its creditors, North American (formerly East Coast) began to look for a privately held corporation that would be interested in a merger to take advantage of North American's net operating losses and shareholder base.

In 2006, North American began discussions with Liquor Group Holdings LLC, a Florida limited liability company, which, since 2002, has been engaged in the wholesale and state level distribution of liquor.

Liquor Group Holdings, LLC, was organized in Florida in 2002 and distributes alcohol products on behalf of manufacturers in 31 U.S. States. Liquor Group Wholesale, a division of Liquor Group Holdings, LLC ("LGW") manages wholesale operations and receives net profits generated from the wholesale distribution of liquor to the customers of Liquor Group Holdings. The merger was completed first by incorporating Liquor Group Wholesale, Inc., a Florida corporation, on August 31, 2007, second via the execution of an agreement between LGW and Liquor Group Holdings, which provided for LGW to manage all wholesale operations and receive all net profits generated from the wholesale distribution of liquor to the customers of Liquor Group Holdings, and third, through NAFB's acquisition of LGW.

In January 2007, North American signed an agreement to acquire Liquor Group Wholesale in return for shares of North American's common and Series A preferred stock.

                          LIQUOR GROUP WHOLESALE, INC.

                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED AUGUST 31, 2008 AND 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

As a result of the merger with NAFB, which was effective August 31, 2007, LGW became the accounting acquirer in a reverse acquisition. When a reverse acquisition occurs, the pre-merger financial statements of the accounting acquirer become the historical financial statements of the combined company. Accounting for the merger transaction as a recapitalization requires the historical stockholders' equity of Liquor Group Wholesale to be retroactively restated for an equivalent number of shares received in the merger after giving effect to any difference in par value of the issuer's stock with an offset to paid-in capital. The effect of the recapitalization has been reflected in the Statements of Changes in Stockholders' Equity at page F-4.

The acquisition of LGW was contingent upon the following:

1. The return and cancellation of up to 2,000,000 shares of North American's common stock.

2. Persons holding Class 4 creditor claims of not less than $3,250,000 agreeing to waive any right they may have to any distributions contemplated by the Plan of Reorganization and accepting one share of North American's common stock in full settlement of each $24.50 owed to them by North American.

On August 31, 2007, North American met these contingencies and acquired LGW in consideration for the issuance of the shares of North American's common and Series A Preferred stock (see Note 8). The combined operations of NAFB and LGW are hereinafter referred to as the "Company."

Business Description and Activity - The Company's major markets are Florida and Michigan, and other states in which the Company has active sales efforts and/or licensed operations include: Alabama, Arkansas, California, Georgia, North Carolina, South Carolina, Virginia, West Virginia, Oklahoma, Texas, Oregon, Washington, Wisconsin, and Indiana. The Company has sales contracts for several products in distribution in other states making up the balance of the 31 markets.

The manufacturing, importation, distribution, and sale of alcohol-based beverages are subject to regulation by the Federal government through the Alcohol and Tobacco Tax and Trade Bureau ("TTB"), as well as by State and local regulatory agencies. Brand suppliers, distributors, and retailers must be properly licensed in order to sell alcohol-based beverages.

In most states, the alcohol-based beverage industry operates within what is commonly referred to as a three-tier system of distribution. The three tiers are identified as follows:

Tier one (1) is comprised of brand suppliers and manufacturers that produce alcohol-based beverages and/or importers of alcohol-based beverages, bringing products into the United States through U.S. Customs control.

Tier two (2) is comprised of State Level Clients ("SLC") distributors, other sub-distributors, and the Control States which in turn market the products through brokers.

Tier three (3) is comprised of licensees, both on and off premise customers, commonly referred to as retailers, which sell the products to the public consumers.

                          LIQUOR GROUP WHOLESALE, INC.

                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED AUGUST 31, 2008 AND 2007


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


Under this system, brand suppliers and manufacturers sell to distributors and/or Control States, distributors and/or Control States sell to licensees or state stores, and licensees or state stores sell to consumers. For the most part, brand suppliers may not sell to licensees or consumers, and distributors may not sell directly to consumers. All states prohibit brand suppliers or distributors from having an interest in retail licensees.

The Company is a Tier two (2) distributor who markets and sells to other Tier two (2) distributors. The Company holds out-of-state shipper permits that allow shipment of products from one state to a licensed distributor in any one of the other states or to any Control State. The Company's officers, directors, and principal owners must be qualified by the TTB and state regulatory agencies to hold licenses/permits as a wholesaler/importer.

The TTB grants authorization to operate alcohol and tobacco-related businesses under the Internal Revenue Code and the Federal Alcohol Administration Act. Any person wanting to operate a business governed by the IRC or the FAA must file an application with the TTB for a permit along with all necessary documents. The basic application for a permit consists of two pages and is filed with the TTB's offices in Cincinnati, Ohio. If the applicant is a corporation, the application must list the names, dates of birth, social security numbers, and resident addresses for all of the corporation's officers, directors, and 10% or more owners. Once the TTB has received a complete application, together with all supporting documents, a federal basic permit is normally issued within 60 days.

General - This summary of significant accounting policies of the Company is presented to assist in understanding the Company's financial statements for the years ended August 31, 2008 and 2007 ("fiscal year 2008" and "fiscal year 2007"). The financial statements and notes are representations of the Company 's management. The Company's management is responsible for the integrity and objectivity of these financial statements. The accounting policies conform to accounting principles generally accepted in the United States of America and to general practices within the wine and spirits wholesale distribution industry and have been consistently applied in the preparation of the financial statements.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company has recorded assets, liabilities, income, and expenses associated with its operations. All operating expenses, not directly recorded by the Company as a division of Liquor Group Holdings, have been allocated to the Company based on actual costs incurred by Liquor Group Holdings or estimated by management. Prior to the merger with NAFB, the Company estimated income taxes using an average effective rate of 37.63%. If the Company was a separate, stand-alone entity in 2007, these amounts might differ.

As a result of the merger with NAFB, the Company has recorded a deferred tax asset of approximately $9.5 million at August 31, 2008, which has been completely offset by a valuation allowance (see Note 3). Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future.

                          LIQUOR GROUP WHOLESALE, INC.

                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED AUGUST 31, 2008 AND 2007


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


The amount of the deferred tax asset considered realizable could change in the near term if estimates of future taxable income are modified or as net operating loss carryforward periods expire.

Revenue Recognition - Revenue from product sales is recognized by the Company when title and risk of loss passes to the distributor (or customers of the Company, the majority being Control States), which generally occurs upon shipment from the manufacturing facilities or third party storage facilities. The Company is notified electronically when shipments occur and periodically verifies that the electronic notifications are reconciled with the physical delivery of product to the distributors. The Company's customers are SLC, which consist of licensed liquor distributors and the 18 Control States. Most states require wine and spirits retailers to purchase alcohol-based beverages from licensed distributors. Brand suppliers in these states may not legally sell directly to retail customers. Revenue is billed based on unit prices negotiated with the customer and approved by the brand supplier or manufacturer, subject to volume discounts.

In contract negotiations by and between the Company and brand suppliers, the price per unit from the supplier is generally established as a base price delivered to the SLC, aka: Freight on Dock ("FOD"), per unit price listed on an exhibit to the contract. This price is what the brand supplier expects to be paid by the Company per unit sold to the SLCs for all sales under the agreement. This price is then marked up at a variable rate depending on the product category, overall landed cost, the taxable rate charged in the individual territory, and the merchantability of the brands, which is sufficient to cover the estimated expenses and profit requirement of the Company for implementing the sale of the goods to its SLCs. All of these factors are considered when establishing the price of a particular product within a specific territory.

After the FOD price has been established with the brand suppliers, there are factors that may cause pricing and margin variations. Brand suppliers may lower their FOD price for various circumstances, which may or may not affect the margin that the Company is able to achieve per unit. Often times if sales are weak or they have softened from the previous year, the brand supplier may lower their FOD price to help jump-start sales. These types of price decreases are generally passed on to the SLC, and they will have the effect of temporarily lowering the Company's margin.

Other times, the brand suppliers lower their price after field research or pricing trends point towards a downturn in the shelf prices of that particular brand category. In addition, there are some seasonal trends that cause price shifts to occur, or post-offs* in certain instances, wherein there is a pre-planned price decrease for a given time period. These types of discounts on the FOD costs also have the effect of lowering the margin that the Company achieves.

   * A post-off is a planned decrease in the wholesale cost of a product affecting only the depletion of goods for a specific time period in a specific territory. One example would be for a brand supplier to announce in September that they will discount their product in December by a specific dollar or percentage amount per unit in specific SLCs so that these SLCs have time to prepare for implementing the sale price within their territory. This discount is generally passed on directly to the SLC from LGW and the SLC generally passes on the discount to the consumer. At the end of a post-off period, all merchandise would return to the previous FOD cost.

In some instances, brand suppliers may choose to lower their FOD price as a reward to the Company for achieving certain sales goals in a specific market. This type of change raises the margin that the Company is able to achieve.

                          LIQUOR GROUP WHOLESALE, INC.

                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED AUGUST 31, 2008 AND 2007


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


The contract allows for the brand supplier to raise the FOD price of the goods; however, such a change requires notification and implementation time, and in some states the laws or rules related to such a change makes the price increase an annual event at best. Generally, brand suppliers will raise their FOD price by a modest amount at the completion of each contract term renewal, to adjust for inflation and higher cost of transportation or cost of goods.

Consistent with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company has recorded revenue on the gross amounts billed to the distributor (or customers of the Company, the majority being Control States). The Company assumes the risks of loss for collection, delivery, or returns when the title effectively passes to the distributor and the revenue is recorded. Accounts payable reflect the cost of product for which payment has not been remitted to the manufacturer (net of returns). These remittances to the manufacturer generally occur within 7-14 days after the distributor pays the Company for product sales.

The Company  does not take  possession  of any  products  (and  thereby does not maintain inventories) as they are transferred from manufacturers to the distributor directly. The Company's SLC operations utilize a series of master warehouses strategically located throughout the U.S. and Control State warehouses to store and ship products pending sales to customers. In some instances, product maintained in the master warehouses may be returned by customers of the Company. The Company will generally grant credit memos provided the manufacturer will accept the returned product. Returns of product have been reported in the periods that the initial sale occurred, if significant.

Cost of sales in the Statements of Operations includes the wholesale cost of products shipped to the distributors, commissions, freight and delivery costs, and other direct costs. Operating expenses in the Statements of Operations include all general and administrative costs not allocated to cost of sales and allocated costs from the Company, as discussed above.

Cash and Cash Equivalents - Prior to the merger with NAFB, the Company did not maintain separate cash accounts as Liquor Group Holdings was responsible for maintenance of bank accounts for the entire organization.

For purposes of the statement of cash flows, the Company considers cash and highly liquid securities (consisting of a non-interest-bearing checking account) with an original maturity or redemption option of three months or less to be cash and equivalents. During fiscal years 2008 and 2007, the Company maintained cash and cash equivalents with a bank. Bank deposits are insured by the FDIC up to the maximum permitted by law or regulation. The Company may, from time to time, maintain balances in excess of these insured limits.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables. Trade receivables terms are generally 30 days, but the Company does not anticipate payment to be received from its customers until the customers ship the product to a retailer or other customers of the distributor. The Company performs services and extends credit based on an evaluation of the customers' financial condition without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.

                          LIQUOR GROUP WHOLESALE, INC.

                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED AUGUST 31, 2008 AND 2007


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes - The Company accounts for income taxes under the liability method according to Statement of Financial Accounting Standards No. 109. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statements' carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Prior to the merger with NAFB, no deferred income tax assets or liabilities existed.

Prior to the merger with NAFB, no income tax receivables or payables have been recorded on the books and records of Liquor Group Holdings, LLC, which is not a taxable entity. A limited liability corporation passes its earnings and losses to its members. However, for purposes of the Company financial statements, an income tax expense has been shown in the Statements of Operations as an allocated cost in 2007.

Rent - The Company leases facilities and equipment using short term lease agreements with an affiliate. The Company is responsible for maintenance, taxes, and other operating costs. During the fiscal years ended 2008 and 2007, rent expense totaled $12,500 and $4,553, respectively.

Under the terms of the lease, which expires August 31, 2009, the Company is obligated for lease payments in 2009 of $12,000. The Company may renew the lease for one additional year at $24,000 annual rent payments.

Fair Value of Financial Instruments - The carrying values of accounts receivable, accounts payable, other liabilities, and notes payable approximate their fair values due to the short maturity of these instruments.

Net Income Per Share - During fiscal years 2008 and 2007, the Company, after giving effect of the recapitalization, had average common shares outstanding totaling 9,510,109 and 9,439,735, respectively, and the net income per common share was $0.038 and $0.006, respectively. Under the treasury method, the fully diluted common shares outstanding for fiscal year 2008 and 2007 totaled 52,415,809 and 9,557,285, respectively. For purposes of calculating fully diluted common shares outstanding, we assumed that all of the preferred stock would be converted as of August 31, 2007. The fully diluted net income per common share for 2008 and 2007 totaled $0.007 and $0.005, respectively.

Comprehensive Income - The items affecting comprehensive income are not material to the financial statements and, accordingly, are not presented herein.

Commissions to Affiliate - For fiscal years 2008 and 2007, commissions paid to an affiliate, Liquor Group Michigan, totaled $25,156 and $11,055, respectively.

Income From Termination of Vendor Contracts - During the year ended August 31, 2008, certain vendors failed to honor their agreements with the Company by not accepting exchanges, returns, or meeting required marketing and other program commitments. As permitted by the agreements with these vendors, and after a six-month notice, the Company liquidated the vendors' inventory to cover the vendor obligations under the agreements. The liquidation of the vendors' inventory resulted in income of $184,402 in the fourth quarter of 2008. The Company did not record the $184,402 as a reduction in cost of sales but rather as other income to prevent distortion of the Company's gross profit margin. While these transactions are unusual in nature, the Company does not consider terminations to be infrequent as vendor disputes occur from time to time in the ordinary course of business. Accordingly, the Company has not reported this gain as an extraordinary item under generally accepted accounting principles, which require material gains and losses to be reported as extraordinary only if the event creating the gain or loss is both unusual and infrequent in occurrence.

Reclassifications - Certain amounts in the financial statements for prior periods have been reclassified to conform to the classifications used for the current year. These reclassifications did not change reported net income for the prior period.

                          LIQUOR GROUP WHOLESALE, INC.

                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED AUGUST 31, 2008 AND 2007


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements - In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," ("SFAS 141(R)") which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for acquisitions by the Company taking place on or after September 1, 2009. Early adoption is prohibited. Accordingly, the Company is required to record and disclose business combinations following existing accounting guidance until September 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on September 1, 2009. Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its financial position, results of operations and cash flows.

In February 2008, the FASB issued FASB Staff Position No. 140-3, "Accounting for Transfers of Financial Assets and Repurchase Financing Transactions" ("FSP 140-3"). This FSP provides guidance on accounting for a transfer of a financial asset and the transferor's repurchase financing of the asset. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under Statement 140. FSP 140-3 will be effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years and earlier application is not permitted. Accordingly, this FSP is effective for the Company on September 1, 2009. The Company is currently evaluating the impact, if any, the adoption of FSP 140-3 will have on its financial position, results of operations and cash flows.

                          LIQUOR GROUP WHOLESALE, INC.

                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED AUGUST 31, 2008 AND 2007


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In April 2008, the FASB issued FASB Staff Position No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets". The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), "Business Combinations," and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and early adoption is prohibited. Accordingly, this FSP is effective for the Company on September 1, 2009. The Company does not believe the adoption of FSP 142-3 will have a material impact on its financial position, results of operations or cash flows.

In May, 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 162, "The Hierarchy of Generally Accepted Accounting Principles," ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 will be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board's amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The application of SFAS No. 162 will have no effect on the Company's financial position, results of operations or cash flows.

The SEC's Office of the Chief Accountant and the staff of the FASB issued press release 2008-234 on September 30, 2008 ("Press Release") to provide clarifications on fair value accounting. The press release includes guidance on the use of management's internal assumptions and the use of "market" quotes. It also reiterates the factors in SEC Staff Accounting Bulletin ("SAB") Topic 5M which should be considered when determining other-than-temporary impairment: the length of time and extent to which the market value has been less than cost; financial condition and near-term prospects of the issuer; and the intent and ability of the holder to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value.

On October 10, 2008, the FASB issued FSP SFAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP SFAS 157-3"). This FSP clarifies the application of SFAS No. 157, "Fair Value Measurements" (see Note 6) in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. For the Company, this FSP is effective for the year ended August 31, 2008, and will have no effect on the Company's financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

                          LIQUOR GROUP WHOLESALE, INC.

                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED AUGUST 31, 2008 AND 2007

NOTE 2 - MERGER

On August 31, 2007, North American acquired the Company in consideration for the issuance of the shares of North American's common and Series A preferred stock. Each Series A preferred share may, at the option of the Holder, be converted into 45 shares of the Company's common stock. Each Series A preferred share is entitled to 45 votes on any matter submitted to the shareholders of the Company. Each Series A preferred share is entitled to an annual dividend of $1.00 per share, if such a dividend is authorized by the Company's directors. The Company's directors are not required to declare any dividends, and dividends not declared will not accumulate.

The Series A preferred shares may not be converted until September 1, 2008. Vigor Holding Corporation and C.J. Eiras, the largest holders of the Series A preferred shares, have agreed that between September 1, 2008 and August 31, 2012, they will convert not more than 10,000 preferred shares (or 20,000 shares in total) during each year. The Company will not register any shares of preferred stock, and it is not expected that a public market will ever develop for the Series A preferred shares. Upon conversion of the Series A preferred shares into common stock of the Company, those shares of common stock will be registered and subject to certain sale limitations under Rule 144 of the SEC.

On December 20, 2007,  the Company  changed its name to Liquor Group  Wholesale,
Inc.

The shares of common stock outstanding after the acquisition of Liquor Group Wholesale, and as of August 31, 2008 and 2007, as well as the shares that may be issued upon the conversion of the Series A preferred stock and the exercise of outstanding warrants follow:

   Shares outstanding prior to acquisition of Liquor
    Group Wholesale                                                 8,717,562

   Shares of common stock issued to the shareholders of
    Liquor Group Wholesale                                          2,000,000
   Shares issued to Class 4 creditors in settlement of their
    claims                                                            124,985
   Shares returned to treasury and cancelled                       (2,000,000)
   Shares issued to Arnold Rosen for his services in
    structuring the acquisition of Liquor Group Wholesale             500,000

   Shares issued to Arnold Rosen in payment of amounts advanced
    to or on behalf of the Company                                     33,972
   Shares issued to unrelated third parties in payment of
    amounts owed by the Company prior to the acquisition of
    Liquor Group Wholesale                                             63,038
   Shares sold to private investors at a price of $2.00 per share      65,000
                                                                  ------------
     Total outstanding shares at August 31, 2007                    9,504,557
   Shares that may be issued in the future:
   Shares issuable upon exercise of outstanding warrants            1,046,965(1)
   Potential number of shares issuable upon conversion
    of Series A preferred shares                                   42,905,700(2)
                                                                  ------------
      Total potential outstanding shares at August 31, 2007        53,457,222
                                                                  ------------
   Shares issued for warrants exercised in 2008                         8,294
   Warrants exercised in 2008                                          (8,294)
   Warrants expired in 2008                                        (1,038,671)
                                                                  ------------
      Total potential outstanding shares at August 31, 2008        52,418,551
                                                                  ============

                          LIQUOR GROUP WHOLESALE, INC.

                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED AUGUST 31, 2008 AND 2007

NOTE 2 - MERGER (Continued)


(1) As part of its bankruptcy plan North American (now LGW) issued warrants to its shareholders. Each warrant entitled the holder to purchase one share of the Company's common stock at a price of $1.75 per share. The warrants expired on January 1, 2008, with 8,294 warrants exercised.
(2) Any shares of common stock issuable upon the conversion of the Series A preferred shares will be restricted securities and may, be sold to a market-maker or in brokerage transactions, provided that the amount sold does not, during any three-month period, exceed 1% of the Company's outstanding common stock.

     The following table outlines, for the periods presented, the maximum increase in the Company's outstanding common shares upon the allowable conversion of the Series A preferred shares and the shares of the Company's common stock available for resale upon the conversion of the preferred shares. The numbers in the table assume there is no change in the control of the Company prior to September 30, 2012.

            2008                                             -0-
            2009                                      2,225,000
            2010                                        900,000
            2011                                        900,000
            2012                                        900,000
                                                   ------------
                                                      4,925,000
        Shares issuable upon conversion of all
         remaining Series A Preferred shares         37,980,700 (1)
                                                     ----------

            Total                                    42,905,700
                                                     ==========

     (1) This total is not the number of common shares that can be sold, but only the total number of shares allowed to be converted. There is a restriction that the amount of common shares allowed to be sold during any three-month period, cannot exceed 1% of the Company's outstanding common stock.

NOTE 3 - INCOME TAXES

The provision for income taxes on income is summarized as follows:

                                               For the Years Ended August 31,
                                                     2008             2007
                                                     ----             ----
   Current:
      Federal                                     $ 115,801      $   27,038
      State                                          19,823           4,628
                                                -----------    ------------
                                                    135,624          31,666
                                                -----------    ------------
   Deferred:
      Federal                                      (115,801)              -
      State                                         (19,823)              -
                                                -----------    ------------
                                                   (135,624)              -
                                                -----------    ------------

         Total income tax provision             $         -    $     31,666
                                                ===========    ============

                          LIQUOR GROUP WHOLESALE, INC.

                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED AUGUST 31, 2008 AND 2007


NOTE 3 - INCOME TAXES (Continued)

The major elements contributing to the difference between the income tax provision and the amount computed by applying the federal statutory tax rate of 34% to income before income taxes are as follows:

                                                For the Years Ended August 31,
                                                     2008             2007
                                                     ----             ----

   Tax benefit at U.S. Statutory rates            $ 122,541     $    28,612
   State income tax                                  13,083           3,054
   Utilization of net operating loss               (135,624)              -
                                                 ----------     -----------

         Income tax provision                    $        -     $    31,666
                                                 ==========     ===========

As a result of the merger with NAFB, the Company recorded deferred tax assets of $9.6 million at August 31, 2007, principally comprised of net operating losses. The deferred tax assets were offset by a valuation allowance in the same amount. Deferred tax assets, net of a valuation allowance, are recorded when management believes it is more likely than not that tax benefits will be realized. A summary follows:
                                                                      Deferred
                                                                     Tax Asset
                                                                      (Net of
                                        Deferred      Valuation      Valuation
                                       Tax Asset      Allowance      Allowance)
                                       ---------      ---------      ---------

   Balance at August 31, 2007         $9,647,110    $(9,647,110)    $        -
   Income offset by net operating
      loss carryforward in 2008         (135,624)       135,624              -
                                    ------------  --------------  -------------

                                      $9,511,486    $(9,511,486)  $          -
                                      ==========    ============  =============

The Company has net operating loss carryforwards at August 31, 2008 totaling approximately $25.5 million that begin expiring in 2014. The Company believes that the current tax benefit for the years ended August 30, 2008 and 2007, would withstand an Internal Revenue Service challenge.

NOTE 4 - NOTES PAYABLE AND OTHER LIABILITIES

Following the merger with NAFB, the Company has recorded demand notes payable totaling $78,900 at August 31, 2008, to certain formerly related parties. The Company had been negotiating to convert this debt to common stock. However, the total amount outstanding is in dispute with three of the four creditors. As of August 31, 2007, those creditors have demanded amounts totaling approximately $129,000 (including interest of approximately $26,000). The principal balance of $78,900 reflected in the Company records for these creditors was based on advances deposited into Company bank accounts, which totaled $78,900, excluding interest. The fourth creditor with $14,500 agreed to convert this debt for 8,000 shares of common stock effective August 31, 2007.

                          LIQUOR GROUP WHOLESALE, INC.

                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED AUGUST 31, 2008 AND 2007

NOTE 4 - NOTES PAYABLE AND OTHER LIABILITIES - (Continued)


In January 2008, the Company was served with a summons and complaint filed by the three creditors ("Plaintiffs"). The complaint was filed on November 15, 2007, in the Circuit Court of Broward County, Florida. A summary judgment in favor of the Plaintiffs was rendered subsequent to August 31, 2008, for approximately $162,000, representing amounts Plaintiffs contend they loaned the Company prior to 2007, including accrued interest. The public records for this complaint indicate that final disposition has not been rendered, and a hearing is scheduled for April 24, 2009. Based upon what the Company believed was owed to the Plaintiffs, a liability of $78,900 was recorded as of August 31, 2008. This judgment is also subject to any appeals that may be pursued by the Company.

As a result of the merger with NAFB, the Company assumed a liability for unpaid withheld income and employment taxes for former NAFB employees. In 2003, NAFB entered into an installment agreement to pay 36 equal payments of $5,710 to satisfy its obligation. Payments were discontinued in late-2004, and on June 8, 2006, the Internal Revenue Service filed a Notice of Federal Tax Lien in the amount of $128,762. At August 31, 2008, the Company has estimated the liability at $156,481, which includes estimated interest, and has reported this amount in Other Liabilities in the Balance Sheet. However, the Company has been negotiating a reduction in the remaining amount due.

NOTE 5 - STOCKHOLDERS' EQUITY

Preferred Stock - The Company is authorized to issue up to 20,000,000 shares of preferred stock. The Company's Articles of Incorporation provide that the Board of Directors has the authority to divide the preferred stock into series and, within the limitations provided by the Colorado Business Corporation Act, to fix by resolution the voting power, designations, preferences, and relative participation, special rights, and the qualifications, limitations or restrictions of the shares of any series so established. As the Board of Directors has authority to establish the terms of, and to issue, the preferred stock without shareholder approval, the preferred stock could be issued to defend against any attempted takeover of the Company. Effective August 31, 2007, 953,460 preferred shares were issued pursuant to the merger with NAFB.

Common Stock - The Company is authorized to issue 100,000,000 shares of common stock. Holders of common stock are each entitled to cast one vote for each share held of record on all matters presented to shareholders. Cumulative voting is not allowed; hence, the holders of a majority of the outstanding common stock can elect all directors.

Holders of common stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefore and, in the event of liquidation, to share pro rata in any distribution of the Company's assets after payment of liabilities. The Board is not obligated to declare a dividend. It is not anticipated that dividends will be paid in the foreseeable future.

Holders of common stock do not have preemptive rights to subscribe to additional shares if issued by the Company. There is no conversion, redemption, sinking fund, or similar provisions regarding the common stock. All outstanding shares of common stock are fully paid and non-assessable.

                          LIQUOR GROUP WHOLESALE, INC.

                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED AUGUST 31, 2008 AND 2007


NOTE 5 - STOCKHOLDERS' EQUITY (Continued)

Effective August 31, 2007, 721,995 common shares were issued pursuant to the merger (see Note 8). Effective August 31, 2007, an additional 65,000 common shares were issued at an offering price of $2.00 per share. The proceeds of $130,000 from this private placement were designated for working capital needs.

As part of its bankruptcy plan, North American (now the Company) issued 1,046,965 warrants to its shareholders. Each warrant entitled the holder to purchase one share of the Company's common stock at a price of $1.75 per share. Warrants totaling 8,294 common shares were exercised effective December 31, 2007, and the remaining unexercised warrants totaling 1,038,671 expired January 1, 2008.

NOTE 6 - RELATED PARTY TRANSACTIONS AND MAJOR CUSTOMERS

In addition to the Notes Payable (see Note 4) outstanding to Mr. William R. Smith and related parties, the Company has expensed consulting and other fees to Mr. Smith and related parties in fiscal years 2008 and 2007 totaling $- and $13,265, respectively.

All other obligations to related parties (except as shown below) have been cancelled either in the confirmed Plan of Reorganization or pursuant to the transaction with NAFB (see Note 2).

Individual accounts receivable balances at August 31, 2008 and 2007, in excess of 10% of total accounts receivable to affiliated and non-affiliated customers were as follows:


                                                 August 31, 2008              August 31, 2007
                                            -------------------------    ------------------------
                                                      % of Accounts                % of Accounts
                                            Amount    Receivable, Net    Amount   Receivable, Net
                                            ------    ---------------    ------   ---------------
   Affiliated Customers
      Liquor Group Florida               $1,624,011        81%        $1,130,839           85%

   Non-affiliated Customers
      ABC Michigan                       $  206,641        10%        $  161,662           10%


Accounts receivables from other affiliated customers were immaterial at August 31, 2008 and 2007.

Approximately 41% and 34%, respectively, of the accounts payable at August 31, 2008 and 2007, were owed to affiliated companies with Happy Vodka Corporation representing approximately 37% and 29%, respectively, of total accounts payable.

                          LIQUOR GROUP WHOLESALE, INC.

                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED AUGUST 31, 2008 AND 2007


NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims and legal proceedings of a nature considered normal to its business, which include claims that may arise from vendor contract disputes from time to time. The Company believes that the results of these claims will not have a material adverse effect on the Company's financial condition.

In connection with the confirmed Plan of Reorganization for NAFB, various obligations including leases, employment agreements, options, and other commitments were discharged in bankruptcy. Additional obligations have been limited or otherwise canceled in connection with the LGW transaction described below.

On January 28, 2007, an agreement was executed whereby NAFB would acquire all the issued and outstanding stock of Liquor Group Wholesale Inc. ("LGW"), in exchange for shares of NAFB's common stock (to a maximum of 49.9%) and preferred stock. As part of the agreement, the Company offered 1,125,000 shares through a private offering at $2.00 per share.

The Company has attempted to contact all of its Class 4 debtors with the exchange offer discussed in Note 1. Substantially all of the debtors have agreed to the exchange of debt for Company stock; however, a number of the creditors have not responded or are out of business. The Company has estimated its maximum unsettled contingent claims at $250,000, all of which expired in January 2008. Based on the high probability that none of these claims will be presented, and if presented, the claims would be settled by issuing common stock; no liability has been recorded in the balance sheet for these claims at August 31, 2008.

At August 31, 2008, the Company had agreements with related parties to purchase minimum quantities of product from Happy Vodka and Urban Brands. The commitments require annual purchases totallying $118,750 and $29,400 respectively. All outstanding related party purchase commitments may be terminated by either party upon 90 day's notice. No other material purchase commitments existed at August 31, 2008.

During the fourth quarter of 2008, the Company recorded other income totaling $184,402 from the termination of certain vendor contracts resulting from the suppliers failure to accept product returns (buy backs), damaged shipments, product overcharges, exchanges, and other violations of contractual terms. For example, contracts require the supplier to reclaim (or buy back) inventory in the bailment warehouse at the original price paid by the Company if the contract is terminated for any reason. While the suppliers may dispute the Company's action, the Company believes any resolution of such disputes will not have a material effect on the Company's financial condition.

                          LIQUOR GROUP WHOLESALE, INC.

                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED AUGUST 31, 2008 AND 2007


NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

The Company is dependent upon payment from related parties of trade receivables totaling $1,651,915. Also, the Company may accept returns of product from its customers, which may not be fully offset by a reduction in trade payables or supplier buy backs. If nonpayment of related party trade receivables, defaults on supplier contracts, or early termination of significant contracts including those with related parties were to occur, these events would likely have a material effect on the Company's financial condition.

The Company's liability insurance was not renewed for the fiscal year ending August 31, 2009, due to excessive premiums. Accordingly, the Company will self-insure for any claims arising subsequent to August 31, 2008.

                                   SIGNATURES


      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of December 2008


                                    LIQUOR GROUP WHOLESALE, INC.


                                 By:     /s/ C.J. Eiras
                                         ----------------------------------
                                         C.J. Eiras, President

                                 By:     /s/ Jason Bandy
                                         ----------------------------------
                                         Jason Bandy, Principal Financial and
                                         Accounting Officer

      Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                            Title                    Date

/s/ C.J. Eiras                      Director             December 12, 2008
------------------------
C.J. Eiras


/s/ Lowell Newman                   Director             December 13, 2008
------------------------
Lowell Newman


/s/ Steven Dodge                    Director             November 25, 2008
-------------------------
Steven Dodge


/s/ Arnold Rosen                    Director             December 12, 2008
-------------------------
Arnold Rosen


                                    Director
-------------------------
Jan Philippe Eiras

                          LIQUOR GROUP WHOLESALE, INC.

                                    FORM 10-K

                                    EXHIBITS