Form 10-Q
period 2008-11-30
Liquor Group Wholesale, Inc.
filed 2009-01-15
CIK 1031425

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2008

                                       OR

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________

                        Commission File Number: 000-22095

                          LIQUOR GROUP WHOLESALE, INC.
                         ------------------------------
               (Exact Name of Issuer as Specified in Its Charter)

        Colorado                                        84-1039267
 --------------------------------                   -------------------
(State or other jurisdiction                         (I.R.S. Employer
 of incorporation or organization)                  Identification No.)


            4600 Touchton Road
            Building 100, Suite 150
            Jacksonville, Florida                       32246
 -------------------------------------------------    ---------
 (Address of Issuer's Principal Executive Offices)    (Zip Code)

  Issuer's telephone number:     (904) 285-5885

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing
requirements for the past 90 days.        Yes ___X___       No ______

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

      Large accelerated filer [  ]                 Accelerated filer [  ]

      Non-accelerated filer [  ]                   Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in
Exchange Act Rule 12b-2 of the Exchange Act).    Yes ____       No  __x__

         Class of Stock       No. Shares Outstanding              Date
         --------------       ----------------------              ----

            Common                  9,512,851               December 31, 2008

                          LIQUOR GROUP WHOLESALE, INC.

                                 BALANCE SHEETS
             AS OF NOVEMBER 30, 2008 (UNAUDITED) AND AUGUST 31, 2008

                                                      November 30,   August 31,
                                                         2008           2008
                                                      ------------   ----------
ASSETS
    Cash and cash equivalents                          $    1,313     $     821
    Accounts receivable (includes related party
    balances of $1,724,201 at November 30, 2008
    and $1,651,915 at August 31, 2008)                  2,101,102     1,994,609
                                                      ------------  ------------
        Total current assets                            2,102,415     1,995,430
                                                      ------------  ------------
    Deferred tax assets, net of valuation allowance
    (Notes 1 and 3)                                             -             -
                                                      ------------  ------------
        TOTAL ASSETS                                  $ 2,102,415   $ 1,995,430
                                                      ============  ============
LIABILITIES
    Accounts payable (includes related party
    balances of $549,913 at November 30, 2008
    and $517,225 at August 31, 2008)                  $ 1,357,846   $ 1,261,524
    Other liabilities (Note 4)                            231,054       226,503
    Notes payable-related parties, unsecured,
        without interest (Note 4)                          78,900        78,900
                                                      ------------  ------------
        Total current liabilities                       1,667,800     1,566,927
                                                      ------------  ------------
COMMITMENTS AND CONTINGENCIES                                   -             -
                                                      ------------  ------------
        TOTAL LIABILITIES                               1,667,800     1,566,927
                                                      ------------  ------------
STOCKHOLDERS' EQUITY
    Convertible preferred stock, Series A,
     $0.0001 par value 2,000,000 shares
     authorized, issued and outstanding 953,460                95            95
    Common stock, $0.0001 par value,
     100,000,000 shares authorized, issued and
     outstanding 9,512,851                                    952           952
    Additional paid in capital                             24,839        24,839
    Retained earnings                                     408,729       402,617
                                                      ------------  ------------
        Total stockholders' equity                        434,615       428,503
                                                      ------------  ------------
        TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                        $ 2,102,415   $ 1,995,430
                                                      ============  ============


                 See accompanying notes to financial statements.

                          LIQUOR GROUP WHOLESALE, INC.

                            STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED NOVEMBER 30, 2008 AND 2007 (UNAUDITED)

                                                         For the Three Months
                                                          Ended November 30,
                                                         2008             2007
                                                         ----             ----

SALES (includes related party amounts of
$86,296 in 2008 and $167,026 in 2007)                $  154,456      $  227,572

COST OF SALES (includes related party
amounts of $83,216 in 2008 and $138,864 in 2007)       (123,500)       (168,562)
                                                   -------------   -------------
GROSS PROFIT                                             30,956          59,010
                                                   -------------   -------------
OPERATING EXPENSES
     Professional, consulting, and
         administrative costs                            10,040           7,267
     Insurance                                                -           4,110
     Interest expense                                     3,547           3,243
     Rent - related party                                 4,800           3,000
     Licenses and fees                                      785           8,290
     Bank charges                                           645             435
     Other                                                5,027           3,638
                                                   -------------   -------------
       Total operating expenses                          24,844          29,983
                                                   -------------   -------------
INCOME BEFORE PROVISION
     FOR INCOME TAXES                                     6,112          29,027

PROVISION FOR INCOME TAXES
    (Notes 1 and 3)                                           -               -
                                                   -------------   -------------
NET INCOME                                         $      6,112    $     29,027
                                                   =============   =============


                 See accompanying notes to financial statements.

                           LIQUOR GROUP WHOLESALE, INC.

                             STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED NOVEMBER 30, 2008 AND 2007 (UNAUDITED)

                                                         For the Three Months
                                                          Ended November 30,
                                                         2008             2007
                                                         ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                      $    6,112      $   29,027
                                                   -------------   -------------
     Adjustments to reconcile net income to
     net cash provided (used) by operating activities:
       (Increase) decrease in:
           Accounts receivable                         (106,493)       (306,732)
           Other assets                                       -         (12,330)
       Increase (decrease) in:
           Accounts payable                              96,322         241,420
           Other current liabilities                      4,551         (60,777)
                                                   -------------   -------------
    Total adjustments                                    (5,620)       (138,419)
                                                   -------------   -------------
        Net cash provided (used) by operating
        activities                                          492        (109,392)
                                                   -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Net cash provided by investing activities               -               -
                                                   -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Registration costs                                       -         (18,815)
                                                   -------------   -------------
     Net cash used by financing activities                    -         (18,815)
                                                   -------------   -------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                          492        (128,207)

CASH AND CASH EQUIVALENTS, BEGINNING                        821         130,000
                                                   -------------   -------------
CASH AND CASH EQUIVALENTS, ENDING                   $     1,313      $    1,793
                                                   =============   =============




                 See accompanying notes to financial statements.

                          LIQUOR GROUP WHOLESALE, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            FOR THE THREE MONTHS ENDED NOVEMBER 30, 2008 (UNAUDITED)


                                    Preferred
                                      Stock               Common Stock     Additional
                                    Convertible              Voting          Paid in    Retained   Stockholders'
                                Shares      Amount     Shares       Amount   Capital    Earnings       Equity
                                ------      ------     ------       ------ ----------   --------   -------------

  Balance, August 31, 2008      953,460     $   95    9,512,851    $   952  $ 24,839    $402,617     $428,503

  Net income for the  period          -          -            -          -         -       6,112        6,112
                              ----------   --------   ----------   -------- ---------   ---------    ---------

Balance, November 30, 2008      953,460     $   95    9,512,851    $   952  $ 24,839    $408,729     $434,615
                              ==========   ========   ==========   ======== =========   =========    =========


                          LIQUOR GROUP WHOLESALE, INC.

                         NOTES TO FINANCIAL STATEMENTS
       FOR THE THREE MONTHS ENDED NOVEMBER 30, 2008 AND 2007 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Summary - Liquor Group Holdings, LLC, was organized in Florida in 2002 and distributes alcohol products on behalf of manufacturers in 31 U.S. States. Liquor Group Wholesale, a division of Liquor Group Holdings, LLC ("LGW") manages wholesale operations and receives net profits generated from the wholesale distribution of liquor to the customers of Liquor Group Holdings. The merger was completed first by incorporating Liquor Group Wholesale, Inc., a Florida corporation, on August 31, 2007, second via the execution of an agreement between LGW and Liquor Group Holdings, which provided for LGW to manage all wholesale operations and receive all net profits generated from the wholesale distribution of liquor to the customers of Liquor Group Holdings, and third, through North American Food and Beverage Corp. ("NAFB") acquisition of LGW.

In January 2007, NAFB signed an agreement to acquire Liquor Group Wholesale in return for shares of NAFB's common and Series A preferred stock.

As a result of the merger with NAFB, which was effective August 31, 2007, LGW became the accounting acquirer in a reverse acquisition. When a reverse acquisition occurs, the pre-merger financial statements of the accounting acquirer become the historical financial statements of the combined company. Accounting for the merger transaction as a recapitalization requires the historical stockholders' equity of LGW to be retroactively restated for an equivalent number of shares received in the merger after giving effect to any difference in par value of the issuer's stock with an offset to paid-in capital. The effect of the recapitalization has been reflected in the Statements of Changes in Stockholders' Equity.

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

                          LIQUOR GROUP WHOLESALE, INC.

                          NOTES TO FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED NOVEMBER 30, 2008 AND 2007 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The manufacturing, importation, distribution, and sale of alcohol-based beverages are subject to regulation by the Federal government through the Alcohol and Tobacco Tax and Trade Bureau ("TTB"), as well as by State and local regulatory agencies. Brand suppliers, distributors, and retailers must be properly licensed in order to sell alcohol-based beverages.

General - This summary of significant accounting policies of the Company is presented to assist in understanding the Company's financial statements for the three months ended November 30, 2008, and the year ended August 31, 2008. The financial statements and notes are representations of the Company's management. The Company's management is responsible for the integrity and objectivity of these financial statements. The accounting policies conform to accounting principles generally accepted in the United States of America and to general practices within the wine and spirits wholesale distribution industry and have been consistently applied in the preparation of the financial statements.

The Company operates in only one reportable industry segment, wine and spirits wholesale distribution. The Company's interim financial statements for the three months ended November 30, 2008 and 2007 have not been audited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In management's opinion, the accompanying interim financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation. Our results of operations for the interim periods are not necessarily indicative of the results that may be expected for an entire year. The accounting policies followed by us are set forth in the financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2008, which are incorporated herein by reference.

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

                          LIQUOR GROUP WHOLESALE, INC.

                          NOTES TO FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED NOVEMBER 30, 2008 AND 2007 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

As a result of the merger with NAFB, the Company has recorded a deferred tax asset of approximately $9.5 million at November 30, 2008, which has been completely offset by a valuation allowance (see Note 3). Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future.

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

                          LIQUOR GROUP WHOLESALE, INC.

                          NOTES TO FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED NOVEMBER 30, 2008 AND 2007 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Cost of sales in the Statements of Operations includes the wholesale cost of products shipped to the distributors, commissions, freight and delivery costs, and other direct costs. Operating expenses in the Statements of Operations include all general and administrative costs not allocated to cost of sales.

                          LIQUOR GROUP WHOLESALE, INC.

                          NOTES TO FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED NOVEMBER 30, 2008 AND 2007 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers cash and highly liquid securities (consisting of a non-interest-bearing checking account) with an original maturity or redemption option of three months or less to be cash and equivalents. During fiscal years 2008 and 2007, the Company maintained cash and cash equivalents with a bank. Bank deposits are insured by the FDIC up to the maximum permitted by law or regulation. The Company may, from time to time, maintain balances in excess of these insured limits.

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

Rent - The Company leases facilities and equipment using short term lease agreements with an affiliate. The Company is responsible for maintenance, taxes, and other operating costs. During the three months ended 2008 and 2007, rent expense totaled $4,800 and $3,000, respectively.

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

Net Income Per Share - During the three months ended November 30, 2008 and 2007, the Company, after giving effect of the recapitalization, had average common shares outstanding totaling 9,512,851 and 9,504,557, respectively, and the net income per common share was $0.001 and $0.003, respectively. Under the treasury method, the fully diluted common shares outstanding for the three months ended

                          LIQUOR GROUP WHOLESALE, INC.

                          NOTES TO FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED NOVEMBER 30, 2008 AND 2007 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

November 30, 2008 and 2007, totaled 52,418,551 and 52,410,257, respectively. For purposes of calculating fully diluted common shares outstanding, we assumed that all of the preferred stock would be converted as of August 31, 2007. The fully diluted net income per common share for the three months ended November 30, 2008 and 2007, totaled $0.000 and $0.001, respectively.

Comprehensive Income - The items affecting comprehensive income are not material to the financial statements and, accordingly, are not presented herein.

Commissions to Affiliate - For the three months ended November 30, 2008 and 2007, commissions paid to an affiliate, Liquor Group Michigan, totaled $495 and $1,112, respectively.

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

                          LIQUOR GROUP WHOLESALE, INC.

                          NOTES TO FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED NOVEMBER 30, 2008 AND 2007 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                          LIQUOR GROUP WHOLESALE, INC.

                          NOTES TO FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED NOVEMBER 30, 2008 AND 2007 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

On October 10, 2008, the FASB issued FSP SFAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP SFAS 157-3"). This FSP clarifies the application of SFAS No. 157, "Fair Value Measurements" (see Note 6) in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. For the Company, this FSP was effective for the year ended August 31, 2008, and will have no effect on the Company's financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

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

The Series A preferred shares may not be converted until September 1, 2008. Vigor Holding Corporation and C.J. Eiras, the largest holders of the Series A preferred shares, have agreed that between September 1, 2008 and August 31, 2012, they will convert not more than 10,000 preferred shares (or 20,000 shares in total) during each year. The Company will not register any shares of preferred stock, and it is not expected that a public market will ever develop for the Series A preferred shares. Upon conversion of the Series A preferred

                          LIQUOR GROUP WHOLESALE, INC.

                          NOTES TO FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED NOVEMBER 30, 2008 AND 2007 (UNAUDITED)

NOTE 2 - MERGER (Continued)

shares into common stock of the Company, those shares of common stock will be registered and subject to certain sale limitations under Rule 144 of the SEC.

On December 20, 2007, the Company changed its name to Liquor Group Wholesale,
Inc.

The shares of common stock outstanding after the acquisition of Liquor Group Wholesale, and as of November 30, 2008, and August 31, 2008, as well as the shares that may be issued upon the conversion of the Series A preferred stock and the exercise of outstanding warrants follow:

   Shares outstanding prior to acquisition of Liquor
    Group Wholesale                                                 8,717,562

   Shares of common stock issued to the shareholders of
    Liquor Group Wholesale                                          2,000,000
   Shares issued to Class 4 creditors in settlement of
    their claims                                                      124,985
   Shares returned to treasury and cancelled                       (2,000,000)
   Shares issued to Arnold Rosen for his services in
    structuring the acquisition of Liquor Group Wholesale             500,000
   Shares issued to Arnold Rosen in payment of amounts
    advanced to or on behalf of the Company                            33,972
   Shares issued to unrelated third parties in payment of
    amounts owed by the Company prior to the acquisition of
    Liquor Group Wholesale                                             63,038
   Shares sold to private investors at a price of $2.00 per share      65,000
                                                                 -------------
      Total outstanding shares at August 31, 2007 9,504,557
       Shares that may be issued in the future:
         Shares issuable upon exercise of outstanding warrants      1,046,965(1)
         Potential number of shares issuable upon conversion
           of Series A preferred shares                            42,905,700(2)
                                                                 -------------
           Total potential outstanding shares at August 31, 2007   53,457,222
                                                                 -------------
      Shares issued for warrants exercised in 2008                      8,294
      Warrants exercised in 2008                                       (8,294)
            Warrants expired in 2008                               (1,038,671)
                                                                 -------------
          Total potential outstanding shares at November 30, 2008  52,418,551
                                                                 =============

(1) As part of its bankruptcy plan North American (now LGW) issued warrants to its shareholders. Each warrant entitles the holder to purchase one share of the Company's common stock at a price of $1.75 per share. The warrants expired on January 1, 2008, with 8,294 warrants exercised.

(2) Any shares of common stock issuable upon the conversion of the Series A preferred shares will be restricted securities and may, after August 31, 2008, be sold to a market-maker or in brokerage transactions, provided that

                          LIQUOR GROUP WHOLESALE, INC.

                          NOTES TO FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED NOVEMBER 30, 2008 AND 2007 (UNAUDITED)

NOTE 2 - MERGER (Continued)

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

            2008                                          -0-
            2009                                      2,225,000
            2010                                        900,000
            2011                                        900,000
            2012                                        900,000
                                                   ------------
                                                      4,925,000
            Shares issuable upon conversion of
            all remaining Series A Preferred shares  37,980,700*
                                                   ------------

            Total                                    42,905,700
                                                   ============

o This total is not the number of common shares that can be sold, but only the total number of shares allowed to be converted. There is a restriction that the amount of common shares allowed to be sold during any three-month period, cannot exceed 1% of the Company's outstanding common stock.

NOTE 3 - INCOME TAXES

The provision for income taxes on income is summarized as follows:

                                                        For the Three Months
                                                         Ended November 30,
                                                     2008             2007
                                                     ----             ----
   Current:
      Federal                                   $     1,964     $     9,326
      State                                             336           1,597
                                                ------------    ------------
                                                      2,300          10,923
                                                ------------    ------------
   Deferred:
      Federal                                        (1,964)         (9,326)
      State                                            (336)         (1,597)
                                                ------------    ------------
                                                     (2,300)        (10,923)

         Total income tax provision             $         -     $         -
                                                ============    ============

                          LIQUOR GROUP WHOLESALE, INC.

                          NOTES TO FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED NOVEMBER 30, 2008 AND 2007 (UNAUDITED)

NOTE 3 - INCOME TAXES (Continued)

The major elements contributing to the difference between the income tax provision and the amount computed by applying the federal statutory tax rate of 34% to income before income taxes are as follows:
                                                     For the Three Months
                                                       Ended November 30,
                                                     2008             2007
                                                     ----             ----

   Tax benefit at U.S. Statutory rates          $    2,078       $    9,869
   State income tax                                    222            1,054
   Utilization of net operating loss                (2,300)         (10,923)
                                                -----------       ----------

         Income tax provision                   $        -       $        -
                                                ===========      ===========

As a result of the merger with NAFB, the Company has recorded deferred tax assets of $9.5 million, principally comprised of net operating losses. The deferred tax assets were offset by a valuation allowance in the same amount. Deferred tax assets, net of a valuation allowance, are recorded when management believes it is more likely than not that tax benefits will be realized. A summary follows:
                                                                     Deferred
                                                                     Tax Asset
                                                                         (Net of
                                        Deferred      Valuation      Valuation
                                       Tax Asset      Allowance      Allowance)
                                       ---------      ---------      ---------

   Balance at August 31, 2008         $9,511,486    $(9,511,486)     $       -
   Income offset by net operating
    loss carryforward for the three
    months ended November 30, 2008        (2,300)         2,300              -
                                      -----------   ------------     ----------
                                      $9,509,186    $(9,509,186)     $       -
                                      ===========   ============     ==========

The Company has net operating loss carryforwards at November 30, 2008, totaling approximately $25.5 million that begin expiring in 2014. The Company believes that the current tax benefit for the three months ended November 30, 2008, and the year ended August 31, 2008, would withstand an Internal Revenue Service challenge.

                          LIQUOR GROUP WHOLESALE, INC.

                          NOTES TO FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED NOVEMBER 30, 2008 AND 2007 (UNAUDITED)

NOTE 4 - NOTES PAYABLE AND OTHER LIABILITIES

Following the merger with NAFB, the Company has recorded demand notes payable totaling $78,900 at November 30, 2008, to certain formerly related parties. The Company had been negotiating to convert this debt to common stock. However, the total amount outstanding is in dispute with three of the four creditors. As of August 31, 2007, those creditors have demanded amounts totaling approximately $129,000 (including interest of approximately $26,000). The principal balance of $78,900 reflected in the Company records for these creditors was based on advances deposited into Company bank accounts, which totaled $78,900, excluding interest. The fourth creditor with $14,500 agreed to convert this debt for 8,000 shares of common stock effective August 31, 2007.

In January 2008, the Company was served with a summons and complaint filed by the three creditors ("Plaintiffs"). The complaint was filed on November 15, 2007, in the Circuit Court of Broward County, Florida. A summary judgment in favor of the Plaintiffs subsequent to August 31, 2008, for approximately $162,000 representing amounts Plaintiffs contended they loaned the Company prior to 2007, including accrued interest. The public records for this complaint indicate that final disposition has not been rendered, and a hearing is scheduled for April 24, 2009. Based upon what the Company believed it owed the Plaintiffs, a liability of $78,900 was recorded as of August 31, 2008. This judgment is also subject to any appeals that may be pursued by the Company.

As a result of the merger with NAFB, the Company assumed a liability for unpaid withheld income and employment taxes for former NAFB employees. In 2003, NAFB entered into an installment agreement to pay 36 equal payments of $5,710 to satisfy its obligation. Payments were discontinued in late-2004, and on June 8, 2006, the Internal Revenue Service filed a Notice of Federal Tax Lien in the amount of $128,762. At November 30, 2008, the Company has estimated the liability at $160,028, which includes estimated interest, and has reported this amount in Other Liabilities in the Balance Sheet. However, the Company has been negotiating a reduction in the remaining amount due.

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

                          LIQUOR GROUP WHOLESALE, INC.

                          NOTES TO FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED NOVEMBER 30, 2008 AND 2007 (UNAUDITED)


NOTE 5 - STOCKHOLDERS' EQUITY (Continued)

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

Effective August 31, 2007, 721,995 common shares were issued pursuant to the merger. Effective August 31, 2007, an additional 65,000 common shares were issued at an offering price of $2.00 per share. The proceeds of $130,000 from this private placement were designated for working capital needs.

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

Individual accounts receivable balances at November 30, 2008, and August 31, 2008, in excess of 10% of total accounts receivable to affiliated and non-affiliated customers were as follows:

                          LIQUOR GROUP WHOLESALE, INC.

                          NOTES TO FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED NOVEMBER 30, 2008 AND 2007 (UNAUDITED)


NOTE 6- RELATED PARTY TRANSACTIONS AND MAJOR CUSTOMERS (Continued)


                                          November 30, 2008              August 31, 2008
                                     --------------------------     -------------------------
                                                % of Accounts                 % of Accounts
                                     Amount     Receivable, Net     Amount    Receivable, Net
                                     ------     ---------------     ------    ---------------
   Affiliated Customers
      Liquor Group Florida          $1,703,480         81%        $1,624,011           81%

   Non-affiliated Customers
      ABC Michigan                  $  214,475         10%        $  206,641           10%


Accounts receivables from other affiliated customers were immaterial at November 30, 2008, and August 31, 2008.

Approximately 40% and 41%, respectively, of the accounts payable at November 30, 2008, and August 31, 2008, were owed to affiliated companies with Happy Vodka Corporation representing approximately 37% of total accounts payable during both periods.

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

The Company has attempted to contact all of its Class 4 debtors with the exchange offer discussed in Note 1. Substantially all of the debtors have agreed to the exchange of debt for Company stock; however, a number of the creditors have not responded or are out of business. The Company has estimated its maximum unsettled contingent claims at $250,000, all of which expired in January 2008. Based on the high probability that none of these claims will be presented, and if presented, the claims would be settled by issuing common stock; no liability has been recorded in the balance sheet for these claims at November 30, 2008.

                          LIQUOR GROUP WHOLESALE, INC.

                          NOTES TO FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED NOVEMBER 30, 2008 AND 2007 (UNAUDITED)

NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

At November 30, 2008, the Company had agreements with related parties to purchase minimum quantities of product from Happy Vodka and Urban Brands. The commitments require annual purchases totaling $118,750 and $29,400, respectively. All outstanding related party purchase commitments may be terminated by either party upon 90-days notice. No other material purchase commitments existed at November 30, 2008.

During the year ended August 31, 2008, certain vendors failed to honor their agreements with the Company by not accepting exchanges, returns, or meeting required marketing and other program commitments. As permitted by the agreements with these vendors, and after a six-month notice, the Company liquidated the vendors' inventory to cover the vendor obligations under the agreements. The liquidation of the vendors' inventory resulted in income of $184,402 in the fourth quarter of fiscal year 2008. While the suppliers may dispute the Company's action, the Company believes any resolution of such disputes will not have a material effect on the Company's financial condition.

The Company is dependent upon payment from related parties of trade receivables totaling $1,724,201. Also, the Company may accept returns of product from its customers, which may not be fully offset by a reduction in trade payables or supplier buy backs. If nonpayment of related party trade receivables, defaults on supplier contracts, or early termination of significant contracts including those with related parties were to occur, these events would likely have a material effect on the Company's financial condition.

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

Financial Information
---------------------

      For financial statement purposes, our acquisition of the wholesale operations of Liquor Group Holdings was treated as a reverse acquisition and as though Liquor Group Wholesale, the wholesale division of Liquor Group Holdings, had acquired us. Accordingly, as of August 31, 2007, and for all prior periods, the historical financial statements of Liquor Group Holdings (wholesale operations only) are considered our historical financial statements.

      During the three months ended November 30, 2008 the only material changes in our balance sheet components were as follows:

              Increase (I) or
Component       Decrease (D)  Explanation
---------     --------------- -----------

Accounts Receivable  I        We typically expect payment of
                              accounts receivables from our customers when the customer ships the product from the bailment warehouse to a retailer or other customers of the distributor. The following contributed to the increase:

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

                               o Our first quarter of each fiscal year ends during the holiday build-up of inventories by our customers, which typically results in higher receivables at November 30th.

Accounts Payable   I          When we make a sale we record a
                              receivable for the sale price and a payable for the cost of the product. We normally pay our suppliers within 7-14 days of the date we receive payment from a customer. Accordingly, our accounts payable will normally increase or decrease in line with our receivables.

Results of Operations
---------------------

      Material changes in items in our Statement of Operations for the three months ended November 30, 2008, as compared to the same period in the prior year, are discussed below:

                        Increase (I) or
Item                     Decrease (D)   Reason
----                    --------------  ------

Sales                         D         One of our largest and most
                                        geographically-diversified  unaffiliated
                                        suppliers, Drinks Americas, was unable to fulfill all of the confirmed sales orders that we generated, leaving more than $150,000 of orders unfilled as of the close of the fiscal quarter ended November 30, 2008. Many other suppliers found themselves in the same situation, unable to meet the demand for goods that Liquor Group
                                        Wholesale  generated  during the
                                        quarter. Had our suppliers been able to meet the increased demand, we believe our overall sales and profitability would have exceeded the prior year's amounts. Since we do not record sales until our supplier ships product, this quarter was weaker than expected given the increased volume in sales orders. Notably, many of the unfilled orders as of November
                                        30, 2008 were fulfilled in December
                                        2008, making it a late selling season
                                        and increasing sales and  profitability
                                        for our three months ending
                                        February 28, 2009.

Cost of sales               D           Lower sales equate directly to lower
                                        cost of sales.

Gross profit,               D          During the three months ended November
                                       30, 2008, a larger amount of our revenue was from sales of products with lower margins than the products we sold during the three months ended November 30, 2007.

Operating Expenses:                    _______________________________

Professional, consulting, and
  administrative costs        I        We experienced increases in professional,
                                       consulting, and administrative costs
                                       related principally to our operating as a publicly-traded company.

Insurance                     D        In 2008, we decided to self-insure our
                                       risks.

Rent                          I        More space was required short term to
                                       accommodate our operations.

Licenses and fees             D        Licensing with government alcohol and
                                       liquor authorities began on September 1, 2007. Licensing fees were paid and expensed during the three months ended
                                       November 30, 2007.  We expect these
                                       licenses will be renewed annually at the beginning of each calendar year
                                       (January  1st).  Since the licensing
                                       fees  are  nonrefundable,  we did not
                                       allocate the licensing costs over the
                                       entire year and expensed them when paid.

Other                         I        The establishment and maintenance of
                                       our website and increased travel and
                                       entertainment expenses.

Liquidity and Capital Resources
-------------------------------

      Our sources and (uses) of cash during the three months ended November 30, 2008 and 2007 were:
                                                      2008        2007
                                                      ----        ----

Cash provided (used) by operations                 $     492   $(109,392)
Registration costs                                 $      --   $ (18,815)

      As our sales increase, we believe that cash generated from our operations will enable us to slowly expand our markets and increase sales. However, with additional capital, we believe that our expansion could occur much faster. As of November 30, 2008, we had not made any decision as to whether we will attempt to raise additional capital in light of the current turmoil in the financial markets.

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

      See Footnote 1 to the financial statements included as part of this report for information concerning our significant accounting policies and recent accounting pronouncements.

ITEM 4T.  CONTROLS AND PROCEDURES

      C.J. Eiras, our Principal Executive Officer and Jason Bandy, our Principal Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2008 and in their opinion our disclosure controls and procedures ensure that material information is made known to them by others, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. Mr. Eiras and Mr. Bandy have determined that these controls and procedures are effective as of November 30, 2008. To the knowledge of Mr. Eiras and Mr. Bandy there have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls during the three months ended November 30, 2008, and as a result, no corrective actions with regard to significant deficiencies or material weakness in our internal controls were required.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

      In January 2008, we were served with a summons and complaint filed by Royal Strategies and Solutions, Inc., Melvin Leiner and Darren Marks. The complaint was filed on November 15, 2007 in the Circuit Court of Broward County, Florida and a judgment in favor of the Plaintiffs for approximately $162,000 representing amounts Plaintiffs contended they loaned us prior to 2007, plus accrued interest, was rendered subsequent to the year ended August 31, 2008. However, the judgment is pending a hearing scheduled on April 24, 2009, and the final disposition is unknown. Based upon what believed we owed the Plaintiffs, we accrued a liability of $78,900 as of November 30, 2008.

ITEM 6.    EXHIBITS

Exhibit
Number      Description of Exhibits
-------     -----------------------

  31        Rule 13a-14(a) Certifications
  32        Section 1350 Certifications

                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      LIQUOR GROUP WHOLESALE, INC.

Date:  January 14, 2009
                                      By:  /s/ C.J. Eiras
                                           -----------------------------------
                                           C.J. Eiras, President


                                      By:  /s/ Jason Bandy
                                           -----------------------------------
                                           Jason Bandy, Principal Financial
                                           and Accounting Officer