Form 10-Q
period 2009-02-28
Liquor Group Wholesale, Inc.
filed 2009-04-20
CIK 1031425

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                    FORM 10Q
                                -----------------

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2009

[  ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
            ACT

            For the transition period from __________ to ___________

                        Commission file number: 000-22095

                          LIQUOR GROUP WHOLESALE, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

         Colorado                                            84-1039267
         --------                                            ----------
(State of Incorporation)                                (IRS Employer ID Number)

       4600 Touchton Road, Building 100, Suite 150, Jacksonville, FL 32246
       -------------------------------------------------------------------
                         (Address of principal executive
                                    offices)

                                  904-285-5885
                                  ------------
                         (Registrant's Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for
the past 90 days.       Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.


Large accelerated filer    [   ]                   Accelerated filer [   ]

Non-accelerated filer      [   ]                   Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of April 15, 2009, there were 10,469,286 shares of the registrant's common stock issued and outstanding.


                          LIQUOR GROUP WHOLESALE, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                              Page
                                                                                            Number

PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements (Unaudited)

     Balance sheets as of February 28, 2009 (unaudited) and August 31, 2008                   F-1

     Statements of operations for the three and six months ended February 28, 2009
         and February 29, 2008 (unaudited)                                                    F-2

     Statements of cash flows for the three and six months ended February 28, 2009
         and February 29, 2008 (unaudited)                                                    F-3

     Statements of changes in stockholders' equity for the three and six months ended
         February 28, 2009 (unaudited)                                                        F-4

     Notes to financial statements (unaudited)                                                F-5

Item 2.  Management's Discussion and Analysis of Financial Condition
             Results of Operations                                                               1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                              6

Item 4.  Controls and Procedures                                                                 6

Item 4T. Controls and Procedures                                                                 6


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                       8

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                             8

Item 3.  Defaults Upon Senior Securities                                                         8

Item 4.  Submission of Matters to a Vote of Security Holders                                     8

Item 5.  Other Information                                                                       8

Item 6. Exhibits                                                                                 8

SIGNATURES                                                                                       9

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS


                                          LIQUOR GROUP WHOLESALE, INC.

                                                 BALANCE SHEETS
                             AS OF FEBRUARY 28, 2009 (UNAUDITED) AND AUGUST 31, 2008


                                                                             February 28, 2009      August 31,2008

ASSETS
     Cash and cash equivalents                                              $           1,773    $              821
     Accounts receivable (includes related party balances of
         $1,831,387 at February 28, 2009 and $1,651,915 at
         August 31, 2008)                                                           2,320,729             1,994,609
                                                                              ---------------       ---------------
              Total current assets                                                  2,322,502             1,995,430
                                                                              ---------------       ---------------

     Deferred tax assets, net of valuation allowance                                        -                     -
                                                                              ---------------       ---------------

              TOTAL ASSETS                                                     $    2,322,502        $    1,995,430
                                                                              ===============       ===============

LIABILITIES
     Accounts payable (includes related party balances of
         $546,815 at February 28, 2009 and $517,225 at
         August 31, 2008)                                                      $    1,362,620        $    1,261,524
     Other liabilities                                                                243,251               226,503
     Notes payable-related parties, unsecured, without interest                        80,000                78,900
                                                                              ---------------       ---------------

              Total current liabilities                                             1,685,871             1,566,927
                                                                              ---------------       ---------------

COMMITMENTS AND CONTINGENCIES                                                               -                    -
                                                                              ---------------       ---------------

              TOTAL LIABILITIES                                                     1,685,871             1,566,927
                                                                              ---------------       ---------------

STOCKHOLDERS' EQUITY
     Convertible preferred stock, Series A, $0.0001 par value
         2,000,000 shares authorized, issued and outstanding 953,460                       95                    95
     Common stock, $0.0001 par value, 100,000,000 shares
         authorized, issued and outstanding  9,512,851                                    952                   952
     Additional paid in capital                                                        24,839                24,839
     Retained earnings                                                                610,745               402,617
                                                                              ---------------       ---------------

              Total stockholders' equity                                              636,631               428,503
                                                                              ---------------       ---------------

              TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY                                             $    2,322,502        $    1,995,430
                                                                              ===============       ===============




                                 See accompanying notes to financial statements.


                                     LIQUOR GROUP WHOLESALE, INC.

                                       STATEMENTS OF OPERATIONS
                         FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2009
                                   AND FEBRUARY 29, 2008 (UNAUDITED)


                                                          For the Three Months Ended      For the Six Months Ended
                                                          February 28,    February 29,    February 28, February 29,
                                                              2009           2008            2009         2008
                                                          ---------------------------     -------------------------

SALES
     Related party                                      $    112,777 $      52,599    $     199,073    $    292,282
     Other (net)                                             115,387        52,354          183,547          40,243
                                                     --------------- --------------- -------------- ---------------
                                                             228,164       104,953          382,620         332,525

COST OF SALES                                                (85,731)      (93,479)        (209,231)       (262,041)
                                                     --------------- --------------- -------------- ---------------

GROSS PROFIT                                                 142,433        11,474          173,389          70,484
                                                     --------------- --------------- -------------- ---------------

OTHER INCOME
     Vendor contract terminations                             96,765             -           96,765               -
                                                     --------------- --------------- -------------- ---------------

OPERATING EXPENSES
     Professional, consulting, and administrative costs       20,933         7,680           30,973          14,947
     Insurance                                                    -          4,110                -           8,220
     Interest expense                                          3,628         3,317            7,175           6,560
     Rent - related party                                      3,591         3,000            8,391           6,000
     Licenses and fees                                           459         1,144            1,244           9,434
     Bank charges                                                638         3,401            1,283           3,836
     Other                                                     7,933         1,887           12,960           5,525
                                                     --------------- --------------- -------------- ---------------

                                                              37,182        24,539           62,026          54,522
                                                     --------------- --------------- -------------- ---------------

INCOME (LOSS) BEFORE PROVISION
     FOR INCOME TAXES                                        202,016       (13,065)         208,128          15,962

PROVISION FOR INCOME TAXES                                         -             -                -               -
                                                     --------------- --------------- -------------- ---------------

NET INCOME (LOSS)                                       $    202,016 $     (13,065)    $    208,128   $      15,962
                                                        ============ =============     ============   =============


Average common shares outstanding                          9,512,851     9,509,906        9,512,851       9,507,306
Fully diluted common shares outstanding                   52,418,551    52,415,606       52,418,551      52,413,006

Basic earnings per common share                       $        0.021 $      (0.001) $        0.022   $        0.002
Fully diluted earnings per common share               $        0.040 $           -  $        0.040   $            -



                            See accompanying notes to financial statements.


                                          LIQUOR GROUP WHOLESALE, INC.

                                            STATEMENTS OF CASH FLOWS
                              FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2009
                                        AND FEBRUARY 29, 2008 (UNAUDITED)


                                                          For the Three Months Ended      For the Six Months Ended
                                                          February 28,    February 29,    February 28, February 29,
                                                              2009           2008            2009         2008
                                                          ---------------------------     -------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                        $   202,016   $   (13,065)     $   208,128     $    15,962
Adjustments to reconcile net income (loss) to net
    cash provided (used) by operating activities:
     (Increase) decrease in:
         Accounts receivable                                (219,627)      208,073         (326,120)        (98,659)
         Other assets                                              -         4,110                -          (8,220)
     Increase (decrease) in:
         Accounts payable                                      4,774      (166,891)         101,096          74,529
         Notes payable                                         1,100             -            1,100               -
         Other current liabilities                            12,197       (29,381)          16,748         (90,158)
                                                      -------------- -------------   --------------     -----------

     Net cash provided (used) by operating activities            460         2,846              952        (106,546)
                                                      -------------- -------------   --------------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Net cash used by investing activities                         -             -                -               -
                                                      -------------- -------------   --------------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Registration costs                                            -       (17,520)               -         (36,335)
     Proceeds from issuance of common stock                        -        14,515                -          14,515
                                                      -------------- -------------   --------------     -----------

     Net cash used by financing activities                         -        (3,005)               -         (21,820)
                                                      -------------- -------------   --------------     -----------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                            460          (159)             952        (128,366)

CASH AND CASH EQUIVALENTS, BEGINNING                           1,313         1,793              821         130,000
                                                      -------------- -------------   --------------     -----------

CASH AND CASH EQUIVALENTS, ENDING                      $       1,773  $      1,634     $      1,773    $      1,634
                                                      ============== =============   ==============     ===========











                                 See accompanying notes to financial statements.


                                  LIQUOR GROUP WHOLESALE, INC.

                          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2009 (UNAUDITED)




                                Preferred Stock          Common Stock            Additional
                                  Convertible                Voting                Paid in        Retained      Stockholders'
                               -------------------  --------------------------
                                 Shares   Amount         Shares       Amount       Capital        Earnings         Equity
                               -------------------  --------------------------  -------------- --------------- ----------------

Balance, August 31, 2008          953,460    $ 95          9,512,851    $ 952        $ 24,839       $ 402,617      $ 428,503

Net income for the period               -       -                  -        -               -           6,112          6,112
                                ----------  -------      ------------ ---------     -----------     ----------  -------------
Balance, November 30, 2008        953,460      95          9,512,851      952          24,839         408,729        434,615

Net income for the period               -       -                  -        -               -         202,016        202,016
                               ----------  -------      ------------ ---------     -----------     ----------  -------------

Balance, February 28, 2009        953,460    $ 95          9,512,851    $ 952        $ 24,839      $  610,745      $ 636,631
                               ==========  =======      ============ =========     ===========     ==========  =============









                        See accompanying notes to financial statements.


                          LIQUOR GROUP WHOLESALE, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                FEBRUARY 28, 2009


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background - Liquor Group Holdings, LLC, was organized in Florida in 2002 and distributes alcohol products on behalf of manufacturers in 31 U.S. States. Liquor Group Wholesale ("LGW") was created in 2007 as separate company contracted to manage the wholesale operations and receive the net profits generated from the wholesale distribution of liquor to the customers of Liquor Group Holdings.

In January 2007, North American Food and Beverage Corp. ("NAFB") signed an agreement to acquire Liquor Group Wholesale in return for shares of NAFB's common and Series A preferred stock. On August 31, 2007, NAFB met required contingencies and acquired LGW in consideration for the issuance of the shares of NAFB's common and Series A Preferred stock. As a result of the merger with NAFB, LGW became the accounting acquirer in a reverse acquisition. When a reverse acquisition occurs, the pre-merger financial statements of the accounting acquirer become the historical financial statements of the combined company. Accounting for the merger transaction as a recapitalization requires the historical stockholders' equity of LGW to be retroactively restated for an equivalent number of shares received in the merger after giving effect to any difference in par value of the issuer's stock with an offset to paid-in capital. The effect of the recapitalization has been reflected in the Statements of Changes in Stockholders' Equity.

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

General - This summary of significant accounting policies of the Company is presented to assist in understanding the Company's financial statements for the three and six months ended February 28, 2009, and the year ended August 31, 2008. The financial statements and notes are representations of the Company's management. The Company's management is responsible for the integrity and objectivity of these financial statements. The accounting policies conform to accounting principles generally accepted in the United States of America and to general practices within the wine and spirits wholesale distribution industry and have been consistently applied in the preparation of the financial statements.

The Company operates in only one reportable industry segment, wine and spirits wholesale distribution. The Company's interim financial statements for the three and six months ended February 28, 2009 and February 29, 2008, have not been audited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In management's opinion, the accompanying interim financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation. Our results of operations for the interim periods are not necessarily indicative of the results that may be expected for an entire year. The accounting policies followed by us are set forth in the financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2008, which are incorporated herein by reference.

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

                          LIQUOR GROUP WHOLESALE, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                FEBRUARY 28, 2009


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

As a result of the merger with NAFB, the Company has recorded a deferred tax asset of approximately $9.4 million at February 28, 2009, which has been completely offset by a valuation allowance (see Note 3). Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future. The amount of the deferred tax asset considered realizable could change in the near term if estimates of future taxable income are modified or as net operating loss carryforward periods expire.

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

After the FOD price has been established with the brand suppliers, there are factors that may cause pricing and margin variations. Brand suppliers may lower their FOD price for various circumstances, which may or may not affect the margin that the Company is able to achieve per unit. Often times, if sales are weak or they have softened from the previous year, the brand supplier may lower their FOD price to help jump-start sales. These types of price decreases are generally passed on to the SLC, and they will have the effect of temporarily lowering the Company's margin.

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

                          LIQUOR GROUP WHOLESALE, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                FEBRUARY 28, 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers cash and highly liquid securities (consisting of a non-interest-bearing checking account) with an original maturity or redemption option of three months or less to be cash and equivalents. During fiscal years 2009 and 2008, the Company maintained cash and cash equivalents with a bank. Bank deposits are insured by the FDIC up to the maximum permitted by law or regulation. The Company may, from time to time, maintain balances in excess of these insured limits.

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

Rent - The Company leases facilities and equipment using short term lease agreements with an affiliate. The Company is responsible for maintenance, taxes, and other operating costs. During the three and six months ended February 28, 2009, and February 29, 2008, rent expense totaled $3,591 and $3,000, respectively, and $8,391 and $6,000, respectively.

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

                          LIQUOR GROUP WHOLESALE, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                FEBRUARY 28, 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Income Per Share - During the three and six months ended February 28, 2009, the Company had average common shares outstanding totaling 9,512,851, and under the treasury method, fully diluted common shares outstanding of 52,418,551. For purposes of calculating fully diluted common shares outstanding, we assumed that all of the preferred stock would have been converted as of August 31, 2007, under the treasury method.

Comprehensive Income - The items affecting comprehensive income are not material to the financial statements and, accordingly, are not presented herein.

Commissions to Affiliate - For the three and six months ended February 28, 2009 and February 29, 2008, commissions paid to an affiliate, Liquor Group Michigan, totaled $495 and $13,548, respectively, and $2,213 and $15,405, respectively.

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

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on September 1, 2009. Earlier adoption is prohibited. The Company does not believe the adoption of SFAS 160 will have a material impact on its financial position, results of operations, and cash flows.

SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The hierarchical guidance provided by SFAS 162 did not have a significant impact on the Company's financial statements.

FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109." Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a

                          LIQUOR GROUP WHOLESALE, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                FEBRUARY 28, 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest, and penalties. The adoption of Interpretation 48 did not significantly impact the Company's financial statements.

FSP No. 48-1 "Definition of Settlement in FASB Interpretation No. 48." FSP 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP 48-1 was effective retroactively to January 1, 2007, and did not significantly impact the Company's financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

NOTE 2 - MERGER

On August 31, 2007, NAFB acquired the Company in consideration for the issuance of the shares of NAFB's common and Series A preferred stock. Each Series A preferred share may, at the option of the Holder, be converted into 45 shares of the Company's common stock. Each Series A preferred share is entitled to 45 votes on any matter submitted to the shareholders of the Company. Each Series A preferred share is entitled to an annual dividend of $1.00 per share, if such a dividend is authorized by the Company's directors. The Company's directors are not required to declare any dividends, and dividends not declared will not accumulate.

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

On December 20, 2007,  the Company  changed its name to Liquor Group  Wholesale,
Inc.

                          LIQUOR GROUP WHOLESALE, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                FEBRUARY 28, 2009

NOTE 2 - MERGER (Continued)

The shares of common stock outstanding after the acquisition of Liquor Group Wholesale, and as of February 28, 2009, and August 31, 2008, as well as the shares that may be issued upon the conversion of the Series A preferred stock and the exercise of outstanding warrants follow:


    Shares outstanding prior to acquisition of Liquor Group Wholesale                                   8,717,562

    Shares of common stock issued to the shareholders of Liquor Group Wholesale                         2,000,000
    Shares issued to Class 4 creditors in settlement of their claims                                      124,985
    Shares returned to treasury and cancelled                                                          (2,000,000)
    Shares issued to Arnold Rosen for his services in structuring
       the acquisition of Liquor Group Wholesale                                                          500,000
    Shares issued to Arnold Rosen in payment of amounts advanced to or
       on behalf of the Company                                                                            33,972
    Shares issued to unrelated third parties in payment of amounts
       owed by the Company prior to the acquisition of Liquor Group Wholesale                              63,038
    Shares sold to private investors at a price of $2.00 per share                                         65,000
                                                                                                    -------------
         Total outstanding  shares at August 31, 2007                                                   9,504,557
            Shares that may be issued in the future:
             Shares issuable upon exercise of outstanding warrants                                      1,046,965(1)
             Potential  number of shares  issuable  upon  conversion of Series A
             preferred shares                                                                          42,905,700(2)
                  Total potential outstanding shares at August 31, 2007                                53,457,222
                                                                                                    -------------

        Shares issued for warrants exercised in 2008                                                        8,294
        Warrants exercised in 2008                                                                         (8,294)
                  Warrants expired in 2008                                                             (1,038,671)
                                                                                                    -------------

                  Total potential outstanding shares at February 28, 2009
                      and August 31, 2008                                                              52,418,551
                                                                                                      ===========

(1) In 2001, NAFB (now LGW) issued warrants to its shareholders. Each warrant entitles the holder to purchase one share of the Company's common stock at a price of $1.75 per share. The warrants expired on January 1, 2008, with 8,294 warrants exercised.
(2) Any shares of common stock issuable upon the conversion of the Series A preferred shares will be restricted securities and may, after August 31, 2008, be sold to a market-maker or in brokerage transactions, provided that the amount sold does not, during any three-month period, exceed 1% of the Company's outstanding common stock.

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

       2008                                                        -0-
       2009                                                      2,225,000
       2010                                                        900,000
       2011                                                        900,000
       2012                                                        900,000
                                                              ------------
                                                                 4,925,000
       Shares issuable upon conversion of all remaining
       Series A Preferred shares                                37,980,700*
                                                                ----------

       Total                                                    42,905,700
                                                                ==========

* This total is not the number of common shares that can be sold, but only the total number of shares allowed to be converted. There is a restriction that the amount of common shares allowed to be sold during any three-month period, cannot exceed 1% of the Company's outstanding common stock.

                          LIQUOR GROUP WHOLESALE, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                FEBRUARY 28, 2009

NOTE 3 - INCOME TAXES

The provision for income taxes on income is summarized as follows:


                                               For the Three Months Ended          For the Six Months Ended
                                             February 28,      February 29,       February 28,     February 29,
                                                2009              2008               2009             2008
                                             ----------------------------       --------------------------
   Current:
       Federal                                $   64,908      $    (4,198)       $   66,871      $     5,129
       State                                      11,110             (718)           11,447              878
                                             -----------    -------------       -----------    -------------
                                                  76,018           (4,916)           78,318            6,007
                                             -----------    -------------       -----------    -------------
   Deferred:

       Federal                                   (64,908)           4,198           (66,871)          (5,129)
       State                                     (11,110)             718           (11,447)            (878)
                                             -----------    -------------       -----------    -------------
                                                 (76,018)           4,916           (78,318)          (6,007)
                                             -----------    -------------       -----------    -------------

            Total income tax provision       $         -  $             -   $             -  $             -
                                             ===========    =============       ===========    =============

The major elements contributing to the difference between the income tax provision and the amount computed by applying the federal statutory tax rate of 34% to income before income taxes are as follows:


                                                 For the Three Months Ended          For the Six Months Ended
                                               February 28,      February 29,       February 28,     February 29,
                                                  2009              2008               2009             2008
                                               ----------------------------       --------------------------
     Tax provision (benefit) at U.S.
         Statutory rates                        $   68,685      $    (4,442)       $   70,763      $     5,428
     State income tax                                7,333             (474)            7,555              579
     Utilization of net operating loss             (76,018)           4,916           (78,318)          (6,007)
                                                -----------    -------------       -----------    -------------

         Income tax provision                   $        -     $          -        $        -     $          -
                                                ===========    =============       ===========    =============

As a result of the merger with NAFB, the Company has recorded deferred tax assets of $9.4 million, principally comprised of net operating losses. The deferred tax assets were offset by a valuation allowance in the same amount. Deferred tax assets, net of a valuation allowance, are recorded when management believes it is more likely than not that tax benefits will be realized. A summary follows:

                                                                                               Deferred
                                                                                              Tax Asset
                                                                                              (Net of
                                                     Deferred             Valuation           Valuation
                                                    Tax Asset             Allowance          Allowance)
                                                    ---------             ---------          ---------
     Balance at August 31, 2008                    $9,511,486           $(9,511,486)     $              -
     Income offset by net operating
        loss carryforward for the six months
        ended February 28, 2009                       (78,318)               78,318                     -
                                                -------------        --------------     -----------------

                                                   $9,433,168           $(9,433,168)     $              -
                                                =============        ==============     =================

The Company has net operating loss carryforwards at February 28, 2009, totaling approximately $25.3 million that begin expiring in 2014. The Company believes that the current tax benefit from the use of the net operating loss carryforwards would withstand an Internal Revenue Service challenge.

                          LIQUOR GROUP WHOLESALE, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                FEBRUARY 28, 2009

NOTE 4 - NOTES PAYABLE AND OTHER LIABILITIES

As a result of the merger with NAFB, the Company recorded demand notes payable to certain formerly related parties who took legal action against the Company to collect after the merger was completed ("Plaintiffs"). The total amount outstanding was encapsulated in a summary judgment of approximately $163,000 in the Circuit Court of Broward County, Florida, representing amounts Plaintiffs contended they loaned the Company prior to the merger, including accrued interest and costs.

The Company successfully negotiated a settlement of this issue with the following results:

     o $80,000 to be paid over 18 months at $500 per month beginning March 1, 2009, interest free.

     o Any balance due after 18 months shall accrue interest at regular commercial rates until paid in full.

     o Roughly 10% of any capital or debt raise made by the Company shall be used to pay down the balance due.

     o    Payment of Plaintiffs attorneys costs fees of approximately $4,000.

     o Return of common shares as restricted 144 stock surrendered by the Plaintiffs as part of the initial restructuring of NAFB.

     o    Other  related   parties  were  required  to  provide  shares  to  the
          Plaintiffs as a contingency, which was not related directly to the Plaintiffs claims.

Full details of the settlement are recorded with the Circuit Court of Broward County, Florida. The Company and its Board of Directors and executive officers believe that this settlement was the best solution that could be negotiated under the circumstances.

The Company continues to consider this obligation as short-term due to the acceleration clause.

As a result of the merger with NAFB, the Company assumed a liability for unpaid withheld income and employment taxes for former NAFB employees. In 2003, NAFB entered into an installment agreement to pay 36 equal payments of $5,710 to satisfy its obligation. Payments were discontinued in late-2004, and on June 8, 2006, the Internal Revenue Service filed a Notice of Federal Tax Lien in the amount of $128,762. At February 28, 2009, the Company has estimated the liability at $163,656, which includes estimated interest, and has reported this amount in Other Liabilities in the Balance Sheet. However, the Company has been negotiating a reduction in the remaining amount due, and we believe the employees who owed these income and a portion of the unemployment taxes had satisfied the bulk of the obligations prior to the merger.


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

                          LIQUOR GROUP WHOLESALE, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                FEBRUARY 28, 2009

NOTE 5 - STOCKHOLDERS' EQUITY (Continued)

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

In the early 2001, NAFB (now the Company) issued 1,046,965 warrants to its shareholders. Each warrant entitled the holder to purchase one share of the Company's common stock at a price of $1.75 per share. Warrants totaling 8,294 common shares were exercised effective December 31, 2007, and the remaining unexercised warrants totaling 1,038,671 expired January 1, 2008.


NOTE 6 - RELATED PARTY TRANSACTIONS AND MAJOR CUSTOMERS

Individual accounts receivable balances at February 28, 2009, and August 31, 2008, in excess of 10% of total accounts receivable to affiliated and non-affiliated customers were as follows:


                                            February 28, 2009                       August 31, 2008
                                     ---------------------------------        ---------------------
                                                     % of Accounts                        % of Accounts
                                     Amount          Receivable, Net          Amount        Receivable,
                                     ------          ---------------          ------      -------------

     Affiliated Customers
     --------------------
         Liquor Group Florida       $1,810,666               78%               $1,624,011        81%

     Non-affiliated Customers
     ------------------------
         ABC Michigan              $   300,459               13%              $   206,641        10%


Accounts receivables from other affiliated customers were immaterial at February 28, 2009, and August 31, 2008.

Approximately 42% and 41%, respectively, of the accounts payable at February 28, 2009, and August 31, 2008, were owed to affiliated companies with Happy Vodka Corporation representing approximately 39% and 37%, respectively, of total accounts payable during both periods.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims and legal proceedings of a nature considered normal to its business, which include claims that may arise from vendor contract disputes from time to time. The Company believes that the results of these claims will not have a material adverse effect on the Company's financial condition.

The Company has agreements with related parties to purchase minimum quantities of product from Happy Vodka and Urban Brands. The commitments require annual purchases totaling $118,750 and $29,400, respectively. All outstanding related party purchase commitments may be terminated by either party upon 90-days notice. No other material purchase commitments existed at February 28, 2009.

                          LIQUOR GROUP WHOLESALE, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                FEBRUARY 28, 2009

NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

During the past quarter, as is a normal part of business operations, certain vendors failed to honor their agreements with the Company by not accepting exchanges, returns, or meeting required marketing and other program commitments. As permitted by the agreements with these vendors, and after a six-month notice, the Company liquidated the vendors' inventory to cover the vendor obligations under the agreements. The liquidation of the vendors' inventory resulted in income of $96,765 in the second quarter of fiscal year 2009. While the suppliers may dispute the Company's action, the Company believes any resolution of such disputes will not have a material effect on the Company's financial condition.

The Company is dependent upon payment from related parties of trade receivables totaling $1,831,837. Also, the Company may accept returns of product from its customers, which may not be fully offset by a reduction in trade payables or supplier buy backs. If nonpayment of related party trade receivables, defaults on supplier contracts, or early termination of significant contracts including those with related parties were to occur, these events would likely have a material effect on the Company's financial condition.

The  Company's  liability  insurance  was not renewed for the fiscal year ending
August 31, 2009, due to excessive premiums. Accordingly, the Company will self-insure for any claims arising subsequent to August 31, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.


RESULTS OF OPERATIONS
---------------------

Liquor Group Wholesale was formed to take over the wholesale alcohol distribution operations of Liquor Group Holdings, LLC, effective as of September 1, 2007. Pursuant to an agreement between Liquor Group Wholesale and Liquor Group Holdings, Liquor Group Wholesale manages all wholesale operations and receives all net profits generated from the wholesale distribution of liquor to the customers of Liquor Group Holdings. Liquor Group Holdings was organized in Florida in 2002 and distributes alcohol products on behalf of manufacturers in 31 U.S. states.

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

     o as a result of seasonal trends (i.e., holidays) or pre-planned price decreases (i.e., sporting events) for a given time period.

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

During the six months ended February 28, 2009, the only material changes in our balance sheet components were as follows:


                  Increase (I)
Component         Decrease (D)      Amount       Percentage       Explanation
---------         -----------       ------       ----------       -----------
Accounts Receivable     I          $326,120        16.4%          We typically  expect payment  of  accounts   receivables from  our
                                                                  customers when the  customer  ships the product  from the bailment warehouse to a retailer or other customers of the distributor. The increase in sales for the year to date is the principal reason for the increase in accounts receivable

Accounts Payable        I          $101,096         8.0%          When we make a sale, we record a receivable for the sale price and
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


RESULTS OF OPERATIONS
---------------------

For the Three Months Ended February 28, 2009 Compared to the Three Months Ended February 29, 2008

Material changes in items in our Statements of Operations for the three months ended February 28, 2009, as compared to the same period in the prior year, are discussed below:


                Increase (I)
Item            Decrease (D)        Amount        Percentage      Explanation
----            ------------        ------        ----------      -----------

Sales                   I           $123,211         117.4%       One   of   our   largest   and   most   geographically-diversified
                                                                  unaffiliated suppliers, Drinks Americas, was unable to fulfill all of  the confirmed  sales  orders that we generated during the last quarter, as did many other suppliers  leaving  more than  $250,000 of orders unfilled as of the  close of the  fiscal  quarter  ended
                                                                  November  30, 2008.  Some of those  orders  spilled  over into the quarter ending February  28, 2009  causing an  increase  in sales, making it a late selling  season and increasing sales and  profit-
                                                                  ability  for our three months ended February 28, 2009.

Cost of sales           D             $7,748           8.3%       Increased sales equate directly to increased cost of sales.




                  Increase (I)
Item              Decrease (D)       Amount         Percentage    Explanation
----              ------------       ------         ----------    -----------

Gross profit            I           $130,959           *          Much of the sales anticipated in November 2008 were later fulfill-
                                                                  ed in December  2008, creating a higher sales figure for the three months  ended February 28, 2009, thus  equating directly to higher gross profit.

Other income            I            $96,765           *          Includes the income recorded from vendor contract terminations and liquidation of vendor inventories.

Operating expenses:

   Professional,
   consulting, and
   administrative
   costs                I            $13,253         172.6%       We  experienced  increases   in   professional,   consulting,  and
                                                                  administrative  costs  related principally  to our operating as a publicly-traded company.  Additionally, we experienced  a one time charge for legal costs  associated  with the settlement of litiga-
                                                                  tion related to the  merger of NAFB and Royal Brokerage, which  is described in more detail herein.

   Insurance            D             $4,110         100.0%       In 2008, we decided to self-insure our risks.

   Rent                 I               $591          19.7%       More space was required short-term to accommodate our operations.

   Licenses and fees    D               $685          59.9%       Licensing with government alcohol and liquor authorities  began on
                                                                  September  1,  2007. Licensing  fees were paid and expensed during the three months ended November 30, 2007. We expect these licenses will be renewed  annually at the  beginning  of each calendar year
                                                                  (January 1st). Since the licensing fees are  nonrefundable, we did not allocate the licensing costs over the entire year and expensed them when paid.

   Bank charges         D             $2,763          81.2%       Bank charges decreased due to improved cash and increased profits.

   Other                I             $6,046         320.4%       The  establishment and maintenance  of our website  and  increased travel and entertainment expenses and telephone expenses.

*    Not meaningful.

For the Six Months Ended February 28, 2009 Compared to the Six Months Ended February 29, 2008

Material changes in items in our Statements of Operations for the six months ended February 28, 2009, as compared to the same period in the prior year, are discussed below:


                    Increase (I)
Item                Decrease (D)   Amount          Percentage     Explanation
----                ------------   ------          ----------     -----------
Sales                   I            $50,095          15.1%       The Company  has increased the number of products that it sells as well as the number of markets that it serves. This has resulted in a significant increase in our sales volume.

Cost of sales           D            $52,810          20.2%       Lower  cost of sales  is  attributable to one time  charge  off of vendor accounts in default of their contractual obligations.

Gross profit            I           $102,905         146.0%       Much of the sales anticipated in November 2008 were later fulfill-
                                                                  ed in December  2008, creating  a lower sales figure for the three months ended  November 30, 2008, thus equating  directly to higher gross profit for the quarter ending February 28, 2009.

Other income            I            $96,765           *          Includes the income recorded from vendor contract terminations and liquidation of vendor inventories.

Operating expenses:

   Professional,
   consulting, and
   administrative costs I            $16,026         107.2%       We experienced  increases in professional, consulting, and admini-
                                                                  strative costs related principally to our operating as a publicly-
                                                                  traded company.

   Insurance            D             $8,220         100.0%       In 2008, we decided to self-insure our risks.

   Rent                 I             $2,391          39.9%       More space was required short-term to accommodate our operations.

   Licenses and fees    D             $8,190          86.8%       Licensing with  government alcohol and liquor authorities began on
                                                                  September 1,  2007. Licensing  fees were paid and  expensed during the three months ended November 30, 2007. We expect these licenses will be renewed annually at the beginning  of each  calendar  year
                                                                  (January 1st).  Since the licensing fees are nonrefundable  we did not allocate the licensing costs over the entire year and expensed them when paid.

   Bank charges         D             $2,553          66.6%       Bank charges decreased due to improved cash and increased profits.

   Other                I             $7,435         134.6%       Increased  travel and entertainment,  trade  show and  advertising costs, and accrual of additional settlement cost for lawsuit.

LIQUIDITY
---------

Our sources and (uses) of cash during the periods presented below were:


                                                For the Three Months Ended         For the Six Months Ended
                                                --------------------------         ------------------------
                                          February 28, 2009  February 29, 2008 February 28, 2009  February 29, 2008
                                          -----------------  ----------------- -----------------  -----------------

     Net cash provided (used) by
         operating activities                 $        460        $   2,846      $        952       $ (106,546)
     Net cash provided (used) by
         financing activities                 $          -        $  (3,005)     $          -       $  (21,820)

As our sales increase, we believe that cash generated from our operations will enable us to slowly expand our markets and increase sales. However, with additional capital, we believe that our expansion could occur much faster. As of February 28, 2009, we had not made any decision as to whether we will attempt to raise additional capital in light of the current turmoil in the financial markets.

We believe that our cash on hand and collections from accounts receivable will satisfy our working capital requirements if we decide to expand slowly without raising additional capital.

We do not have any commitments or arrangements from any persons to provide us with any additional capital we may need.

Other than the turbulence in the economy that began to intensify in the summer of 2008, we do not know of any challenges, risks, demands, commitments, events, trends or uncertainties that would materially affect our future operating results or liquidity and capital resources.

We do not have any off balance sheet arrangements.

See Note 1 to the financial statements included as part of this report for information concerning our significant accounting policies and recent accounting pronouncements.


ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable


ITEM 4.  CONTROLS AND PROCEDURES

Disclosures Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Chief Executive Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

ITEM 4T. CONTROLS AND PROCEDURES

Management's Quarterly Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

     (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

     (ii) provide  reasonable   assurance  that  transactions  are  recorded  as
          necessary to permit preparation

     (iii)provide reasonable assurance regarding prevention or timely detection of unauthorized

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the quarter ended February 28, 2009. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended February 28, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In January 2008, we were served with a summons and complaint filed by Royal Strategies and Solutions, Inc., Melvin Leiner and Darren Marks. The complaint was filed on November 15, 2007, in the Circuit Court of Broward County, Florida. Subsequently, a judgment in favor of the Plaintiffs for approximately $162,000 (plus accrued interest) representing amounts Plaintiffs contended they loaned us prior to 2007 was rendered. In February 2009, we reached a settlement of this dispute that provided for:

     1. $80,000 to be paid to the Plaintiffs over an 18-month period with monthly payments of $500 for the first 18 months beginning in March 2009, and the balance of $71,000 due at the end of 18 months.
     2. 844,935 shares of our common stock to be returned to Royal Strategies and Solutions, Inc.
     3. 120,300 shares of our common stock to be transferred by an existing shareholder to Melvin Leiner and Darren Marks.

The transfer of shares of our common stock as required by this settlement occurred in March 2009. The 844,935 shares transferred to Royal Strategies and Solutions, Inc., and the 120,300 shares transferred to Melvin Leiner and Darren Marks were surrendered by existing shareholders and, therefore, did not impact our stockholders' equity.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            NONE.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                NONE.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               NONE.


ITEM 5.  OTHER INFORMATION

              NONE.


ITEM 6.  EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of
Item 601 of Regulation S-K.

Exhibit 31.1  Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 31.2  Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 32.1  Certification of Principal Executive Officer pursuant to Section
                     906 of the Sarbanes-Oxley Act

Exhibit 32.2  Certification of Principal Financial Officer pursuant to Section
                     906 of the Sarbanes-Oxley Act

                                   SIGNATURES


         Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                      LIQUOR GROUP WHOLESALE, INC.
                                      (Registrant)



Dated:   April 17, 2009               By: /s/     C. J. Eiras
                                          --------------------------------
                                            (Principal Executive Officer,
                                      President and Chief Executive Officer)




Dated:   April 17, 2009               By: /s/     Jason Bandy
                                          ---------------------------------
                                             (Chief Financial Officer/Principal
                                      Accounting Officer/Secretary / Treasurer)