Form 10-Q
period 2009-05-31
Liquor Group Wholesale, Inc.
filed 2009-07-15
CIK 1031425

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2009

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
          ACT

            For the transition period from __________ to ___________

                        Commission file number: 000-22095

                          LIQUOR GROUP WHOLESALE, INC.
                         ------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2009, there were 12,543,733 shares of the registrant's common stock issued and outstanding.


                          LIQUOR GROUP WHOLESALE, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                    Page
                                                                                                   Number

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)

     Balance sheets as of May 31, 2009 (unaudited) and August 31, 2008                               F-1

     Statements of operations for the three and nine months ended May 31, 2009
         and May 31, 2008 (unaudited)                                                                F-2

     Statements of cash flows for the three and nine months ended May 31, 2009
         and May 31, 2008 (unaudited)                                                                F-3

     Statements of changes in stockholders' equity for the three and nine months ended
         May 31, 2009 (unaudited)                                                                    F-4

     Notes to financial statements (unaudited)                                                       F-5

Item 2.       Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                             1

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                               5

Item 4.       Controls and Procedures                                                                  5

Item 4T.      Controls and Procedures                                                                  6


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                             7

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                   7

Item 3.  Defaults Upon Senior Securities                                                               7

Item 4.  Submission of Matters to a Vote of Security Holders                                           7

Item 5.  Other Information                                                                             7

Item 6.  Exhibits                                                                                      8

Signatures                                                                                             9

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS


                                  LIQUOR GROUP WHOLESALE, INC.

                                         BALANCE SHEETS
                       AS OF MAY 31, 2009 (UNAUDITED) AND AUGUST 31, 2008


                                                                               May 31, 2009         August 31,2008
ASSETS                                                                         ------------         --------------

     Cash and cash equivalents                                                 $        1,250       $           821
     Accounts receivable (includes related party balances of
         $1,905,406 at May 31, 2009 and $1,651,915 at
         August 31, 2008)                                                           2,335,565             1,994,609
                                                                              ---------------       ---------------
              Total current assets                                                  2,336,815             1,995,430
                                                                              ---------------       ---------------

     Deferred tax assets, net of valuation allowance                                        -                     -
                                                                              ---------------       ---------------

              TOTAL ASSETS                                                     $    2,336,815        $    1,995,430
                                                                              ===============       ===============

LIABILITIES
     Accounts payable (includes related party balances of
         $545,381 at May 31, 2009 and $517,225 at
         August 31, 2008)                                                      $    1,215,574        $    1,261,524
     Other liabilities                                                                244,365               226,503
     Notes payable-related parties, unsecured, without interest                        78,000                78,900
                                                                              ---------------       ---------------

              Total current liabilities                                             1,537,939             1,566,927
                                                                              ---------------       ---------------

COMMITMENTS AND CONTINGENCIES                                                               -                    -
                                                                              ---------------       ---------------

              TOTAL LIABILITIES                                                     1,537,939             1,566,927
                                                                              ---------------       ---------------

STOCKHOLDERS' EQUITY
     Convertible preferred stock, Series A, $0.0001 par value
         2,000,000 shares authorized, issued and outstanding 953,460                       95                    95
     Common stock, $0.0001 par value, 100,000,000 shares
         authorized, issued and outstanding 11,793,733 at May 31, 2009,
         and 9,512,851 at August 31, 2008                                               1,179                   952
     Additional paid in capital                                                       235,906                24,839
     Retained earnings                                                                561,696               402,617
                                                                              ---------------       ---------------

              Total stockholders' equity                                              798,876               428,503
                                                                              ---------------       ---------------

              TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY                                             $    2,336,815        $    1,995,430
                                                                              ===============       ===============




                         See accompanying notes to financial statements.

                                              F-1


                                  LIQUOR GROUP WHOLESALE, INC.

                                    STATEMENTS OF OPERATIONS
                        FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2009
                                  AND MAY 31, 2008 (UNAUDITED)


                                                          For the Three Months Ended    For the Nine Months Ended
                                                            May 31,        May 31,         May 31,      May 31,
                                                              2009           2008            2009         2008
                                                          ---------------------------     --------------------

SALES
     Related party                                     $      89,014  $     80,463    $     288,087    $    372,745
     Other (net)                                               9,070        76,263          192,617         116,506
                                                      --------------  ------------   ---------------   -------------
                                                              98,084       156,726          480,704         489,251

COST OF SALES                                                (39,664)     (117,596)        (248,895)       (379,637)
                                                      --------------  ------------   ---------------   -------------

GROSS PROFIT                                                  58,420        39,130          231,809         109,614
                                                      --------------  ------------   ---------------   -------------

OTHER INCOME
     Vendor contract terminations                             92,152             -          188,917               -
     Interest                                                  6,039             -            6,039               -
                                                      --------------  ------------   ---------------   -------------
                                                              98,191             -          194,956               -
                                                      --------------  ------------   ---------------   -------------

OPERATING EXPENSES
     Stock issued for compensation expense (see Note 7)      135,000             -          135,000               -
     Professional, consulting, and
         administrative costs, (which includes
         $31,000 in stock issued for professional
         and consulting fees for both three and
         nine months ended May 31, 2009 (see Note 7))         52,816         5,759           83,789          20,706
     Insurance                                                    -          4,110               -           12,330
     Interest expense                                          3,820         3,392           10,995           9,952
     Rent - related party                                      3,000         3,500           11,391           9,500
     Licenses and fees                                           100            60            1,344           9,494
     Bank charges                                              1,231         2,412            2,514           6,248
     Other                                                     9,693           367           22,653           5,892
                                                      --------------  ------------   ---------------   -------------

                                                             205,660        19,600          267,686          74,122
                                                      --------------  ------------   ---------------   -------------

INCOME (LOSS) BEFORE PROVISION
     FOR INCOME TAXES                                        (49,049)       19,530          159,079          35,492

PROVISION FOR INCOME TAXES                                         -             -                -               -
                                                      --------------  ------------   ---------------   -------------

NET INCOME (LOSS)                                      $     (49,049) $     19,530     $    159,079   $      35,492
                                                       =============  ============     ============   =============


Average common shares outstanding                         11,282,863     9,512,851       10,109,339       9,509,188
Fully diluted common shares outstanding                   54,188,563    52,418,551       53,015,039      52,414,888

Basic earnings (loss) per common share                 $     (0.004)  $     0.002      $     0.016    $       0.004
Fully diluted earnings (loss) per common share         $     (0.001)  $         -      $     0.003    $       0.001







                                 See accompanying notes to financial statements.

                                                      F-2


                                     LIQUOR GROUP WHOLESALE, INC.

                                       STATEMENTS OF CASH FLOWS
                           FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2009
                                     AND MAY 31, 2008 (UNAUDITED)


                                                          For the Three Months Ended      For the Nine Months Ended
                                                               May 31,       May 31,          May 31,     May 31,
                                                              2009           2008            2009         2008
                                                          ---------------------------     --------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income  (loss)                                       $   (49,049)   $   19,530      $   159,079     $    35,492
Adjustments to reconcile net income (loss) to net
    cash provided (used) by operating activities:
     Compensation expense                                    135,000             -          135,000               -
     Professional services                                    31,000             -           31,000               -
     (Increase) decrease in:
         Accounts receivable                                 (14,836)      (73,702)        (340,956)       (172,361)
         Other assets                                              -         4,110                -          (4,110)
     Increase (decrease) in:
         Accounts payable                                   (147,046)       46,205          (45,950)        120,734
         Notes payable                                        (2,000)            -             (900)              -
         Other current liabilities                            46,408         3,391           63,156         (86,767)
                                                        ------------  ------------    -------------    ------------

     Net cash provided (used) by operating activities           (523)         (466)             429        (107,012)
                                                        ------------  ------------    -------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Net cash used by investing activities                         -             -                -               -
                                                        ------------  ------------    -------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Registration costs                                            -             -                -         (36,335)
     Proceeds from issuance of common stock                        -             -                -          14,515
                                                        ------------  ------------    -------------    ------------

     Net cash used by financing activities                         -             -                -         (21,820)
                                                        ------------  ------------    -------------    ------------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                           (523)         (466)             429        (128,832)

CASH AND CASH EQUIVALENTS, BEGINNING                           1,773         1,634              821         130,000
                                                        ------------  ------------    -------------    ------------

CASH AND CASH EQUIVALENTS, ENDING                      $       1,250   $     1,168    $       1,250    $      1,168
                                                        ============  ============    =============    ============


NONCASH TRANSACTIONS (see Note 7):
     Common stock issued in settlement of merger
      lawsuit, compensation, and professional services   $   211,294   $         -     $   211,294     $          -
                                                        ============  ============    =============    ============




                             See accompanying notes to financial statements.

                                                  F-3



                                               LIQUOR GROUP WHOLESALE, INC.

                                       STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                               FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2009 (UNAUDITED)




                               Preferred Stock           Common Stock            Additional
                                  Convertible                Voting                Paid in        Retained      Stockholders'
                               -------------------  --------------------------
                                 Shares   Amount         Shares       Amount       Capital        Earnings         Equity
                               -------------------  --------------------------  -------------- --------------- ----------------

Balance, August 31, 2008          953,460    $ 95          9,512,851    $ 952        $ 24,839    $   402,617     $   428,503

Net income for the period               -       -                  -        -               -          6,112           6,112

Balance, November 30, 2008        953,460      95          9,512,851      952          24,839        408,729         434,615

Net income for the period               -       -                  -        -               -        202,016         202,016
                               -----------  ------  ---------------- ----------    -----------   -----------   -------------

Balance, February 28, 2009        953,460      95          9,512,851      952          24,839        610,745         636,631

   Stock issued for settlement
   of merger lawsuit,
   compensation, and
   professional services
   (see Note 7)                         -       -          2,280,882      227         211,067              -         211,294

Net loss for the period                 -       -                  -       -               -         (49,049)        (49,049)
                               -----------  ------  ---------------- ----------    -----------   -----------   -------------

Balance, May 31, 2009            953,460    $ 95         11,793,733   $ 1,179       $ 235,906   $    561,696     $   798,876
                               ===========  ======  ================ ==========    ===========   ===========   =============










                                 See accompanying notes to financial statements

                                                      F-4

                          LIQUOR GROUP WHOLESALE, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  MAY 31, 2009


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background - Liquor Group Holdings, LLC, was organized in Florida in 2002 and distributes alcohol products on behalf of manufacturers in 31 U.S. States. Liquor Group Wholesale ("LGW") was created in 2007 as a separate company contracted to manage the wholesale operations and receive the net profits generated from the wholesale distribution of liquor to the customers of Liquor Group Holdings.

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

General - This summary of significant accounting policies of the Company is presented to assist in understanding the Company's financial statements for the three and nine months ended May 31, 2009. The financial statements and notes are representations of the Company's management. The Company's management is responsible for the integrity and objectivity of these financial statements. The accounting policies conform to accounting principles generally accepted in the United States of America and to general practices within the wine and spirits wholesale distribution industry and have been consistently applied in the preparation of the financial statements.

The Company operates in only one reportable industry segment, wine and spirits wholesale distribution. The Company's interim financial statements for the three and nine months ended May 31, 2009 and May 31, 2008, have not been audited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In management's opinion, the accompanying interim financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation. Our results of operations for the interim periods are not necessarily indicative of the results that may be expected for an entire year. The accounting policies followed by us are set forth in the financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2008, which are incorporated herein by reference.

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

                          LIQUOR GROUP WHOLESALE, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  MAY 31, 2009


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

As a result of the merger with NAFB, the Company has recorded a deferred tax asset of approximately $9.5 million at May 31, 2009, which has been completely offset by a valuation allowance (see Note 3). Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future. The amount of the deferred tax asset considered realizable could change in the near term if estimates of future taxable income are modified or as net operating loss carryforward periods expire.

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

                          LIQUOR GROUP WHOLESALE, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  MAY 31, 2009

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

Rent - The Company leases facilities and equipment using short term lease agreements with an affiliate. The Company is responsible for maintenance, taxes, and other operating costs. During the three and nine months ended May 31, 2009 and 2008, rent expense totaled $3,000 and $3,500, respectively, and $11,391 and $9,500, respectively.

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

Net Income Per Share - During the three months ended May 31, 2009 and 2008, the Company had average common shares outstanding totaling 11,282,863 and 9,512,851,

                          LIQUOR GROUP WHOLESALE, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  MAY 31, 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

respectively, and under the treasury method, fully diluted common shares outstanding of 54,188,563 and 52,418,551 respectively. During the nine months ended May 31, 2009 and 2008, the Company had average common shares outstanding totaling 10,109,339 and 9,509,188, respectively, and under the treasury method, fully diluted common shares outstanding of 53,015,039 and 52,414,888 respectively. For purposes of calculating fully diluted common shares outstanding, we assumed that all of the preferred stock would have been converted as of August 31, 2007, under the treasury method.

Comprehensive Income - The items affecting comprehensive income are not material to the financial statements and, accordingly, are not presented herein.

Commissions to Affiliate - For the three and nine months ended May 31, 2009 and 2008, commissions paid to an affiliate, Liquor Group Michigan, totaled $3,250 and $4,100, respectively, and $5,463 and $20,616, respectively.

Reclassifications - Management periodically revises its classification of certain items within the financial statements in order to provide a more meaningful presentation of the Company's financial position, results of operations, and cash flows. In those cases where the revisions in presentation have been adopted in the current period financial statements, the corresponding prior period(s) balances have also been reclassified to enhance comparability between periods.

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

FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109." Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of

                          LIQUOR GROUP WHOLESALE, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  MAY 31, 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest, and penalties. The adoption of Interpretation 48 did not significantly impact the Company's financial statements.

FSP No. 48-1 "Definition of Settlement in FASB Interpretation No. 48." FSP 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP 48-1 was effective retroactively to January 1, 2007, and did not significantly impact the Company's financial statements.

In May 2009, the FASB issued SFAS No. 166, Subsequent Events ("SFAS 166"). The objective of this statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth: (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 166 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this statement is not expected to have a material impact on the Company's financial statements.

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

On December 20, 2007,  the Company  changed its name to Liquor Group  Wholesale,
Inc.

                          LIQUOR GROUP WHOLESALE, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  MAY 31, 2009


NOTE 2 - MERGER (Continued)

The shares of common stock outstanding after the acquisition of Liquor Group Wholesale, and as of May 31, 2009, and August 31, 2008, as well as the shares that may be issued upon the conversion of the Series A preferred stock and the exercise of outstanding warrants follow:



    Shares outstanding prior to acquisition of Liquor Group Wholesale                                   8,717,562

    Shares of common stock issued to the shareholders of Liquor Group Wholesale                         2,000,000
    Shares issued to Class 4 creditors in settlement of their claims                                      124,985
    Shares returned to treasury and cancelled                                                          (2,000,000)
    Shares issued to Arnold Rosen for his services in structuring
       the acquisition of Liquor Group Wholesale                                                          500,000
    Shares issued to Arnold Rosen in payment of amounts advanced to or
       on behalf of the Company                                                                            33,972
    Shares issued to unrelated third parties in payment of amounts
       owed by the Company prior to the acquisition of Liquor Group Wholesale                              63,038
    Shares sold to private investors at a price of $2.00 per share                                         65,000
                                                                                                    -------------
         Total outstanding  shares at August 31, 2007                                                   9,504,557
           Shares that may be issued in the future:
             Shares issuable upon exercise of outstanding warrants                                      1,046,965(1)
             Potential  number of shares  issuable  upon  conversion of Series A
             preferred shares                                                                          42,905,700(2)
                                                                                                    -------------
                  Total potential outstanding shares at August 31, 2007                                53,457,222
                                                                                                    -------------

        Shares issued for warrants exercised in 2008                                                        8,294
        Warrants exercised in 2008                                                                         (8,294)
                  Warrants expired in 2008                                                             (1,038,671)
                                                                                                    -------------

                  Total potential outstanding shares at August 31, 2008                                52,418,551

        Shares issued in 2009 (see Note 7)                                                              2,280,882
                                                                                                    -------------
                  Total potential shares at May 31, 2009                                               54,699,433
                                                                                                    =============


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

                          LIQUOR GROUP WHOLESALE, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  MAY 31, 2009

NOTE 3 - INCOME TAXES

The provision for income taxes on income is summarized as follows:


                                                 For the Three Months Ended          For the Nine Months Ended
                                                 May 31,          May 31,            May 31,           May 31,
                                                  2009              2008               2009             2008
                                               ----------------------------       --------------------------
     Current:
         Federal                                 $ (15,759)     $     6,275        $   51,113       $   11,403
         State                                      (2,698)           1,074             8,749            1,953
                                               -----------     ------------      ------------     ------------
                                                   (18,457)           7,349            59,862           13,356
                                               -----------     ------------      ------------     ------------
     Deferred:

         Federal                                    15,759           (6,275)          (51,113)         (11,403)
         State                                       2,698           (1,074)           (8,749)          (1,953)
                                               -----------     ------------      ------------     ------------
                                                    18,457           (7,349)          (59,862)         (13,356)
                                               -----------     ------------      ------------     ------------

              Total income tax provision       $         -     $          -      $          -     $          -
                                               ===========     ============      ============     ============


The major elements contributing to the difference between the income tax provision and the amount computed by applying the federal statutory tax rate of 34% to income before income taxes are as follows:

                                                 For the Three Months Ended          For the Nine Months Ended
                                                  May 31,           May 31,            May 31,          May 31,
                                                  2009              2008               2009             2008
                                               ----------------------------       --------------------------

     Tax provision (benefit) at
         U. S. Statutory rates                  $  (16,677)      $    6,640        $   54,087       $   12,067
     State income tax                               (1,780)             709             5,775            1,289
     Utilization of net operating loss              18,457           (7,349)          (59,862)         (13,356)
                                               -----------     ------------      ------------     ------------

         Income tax provision                  $         -     $          -      $          -     $          -
                                               ===========     ============      ============     ============

As a result of the merger with NAFB, the Company has recorded deferred tax assets of $9.5 million, principally comprised of net operating losses. The deferred tax assets were offset by a valuation allowance in the same amount. Deferred tax assets, net of a valuation allowance, are recorded when management believes it is more likely than not that tax benefits will be realized. A summary follows:

                                                                                                  Deferred
                                                                                                  Tax Asset
                                                                                                  (Net of
                                                       Deferred            Valuation              Valuation
                                                      Tax Asset             Allowance            Allowance)
                                                      ---------             ---------            ---------
     Balance at August 31, 2008                      $9,511,486           $(9,511,486)     $              -
     Income offset by net operating
        loss carryforward for the nine months
        ended May 31, 2009                              (59,862)               59,862                     -
                                                  -------------        --------------     -----------------

                                                     $9,451,624           $(9,451,624)     $              -
                                                  =============        ==============     =================

The Company has net operating loss carryforwards at May 31, 2009, totaling approximately $25.3 million that begin expiring in 2014. The Company believes that the current tax benefit from the use of the net operating loss carryforwards would withstand an Internal Revenue Service challenge.

                          LIQUOR GROUP WHOLESALE, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  MAY 31, 2009


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

As a result of the merger with NAFB, the Company assumed a liability for unpaid withheld income and employment taxes for former NAFB employees. In 2003, NAFB entered into an installment agreement to pay 36 equal payments of $5,710 to satisfy its obligation. Payments were discontinued in late-2004, and on June 8, 2006, the Internal Revenue Service filed a Notice of Federal Tax Lien in the amount of $128,762. At May 31, 2009, the Company has estimated the liability at $172,344, which includes estimated interest, and has reported this amount in Other Liabilities in the Balance Sheet. However, the Company has been negotiating a reduction in the remaining amount due, and we believe the employees who owed these income and a portion of the unemployment taxes had satisfied the bulk of the obligations prior to the merger.


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

                          LIQUOR GROUP WHOLESALE, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  MAY 31, 2009


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

See Note 7 for stock transactions during the quarter ended May 31, 2009.


NOTE 6 - RELATED PARTY TRANSACTIONS AND MAJOR CUSTOMERS

Individual accounts receivable balances at May 31, 2009, and August 31, 2008, in excess of 10% of total accounts receivable to affiliated and non-affiliated customers were as follows:


                                             May 31, 2009                         August 31, 2008
                                    --------------------------------       -----------------------------
                                                      % of Accounts                         % of Accounts
                                      Amount            Receivable           Amount           Receivable

     Affiliated Customers
         Liquor Group Florida        $1,884,685             81%               $1,624,011        81%

     Non-affiliated Customers
         ABC Michigan               $   278,261             12%              $   206,641        10%

Accounts receivables from other affiliated customers were immaterial at May 31, 2009, and August 31, 2008.

Approximately 45% and 41%, respectively, of the accounts payable at May 31, 2009, and August 31, 2008, were owed to affiliated companies with Happy Vodka Corporation representing approximately 42% and 37%, respectively, of total accounts payable during both periods.


NOTE 7 - STOCK TRANSACTIONS

During the quarter ended May 31, 2009, the Board of Directors approved the transfer of 1,000,000 shares of the Company's common stock to the LGW Employee Trust, which was valued at $0.07 to $0.20 per share as determined by the opening price of the Company's shares as traded on the NASDAQ OTC Stock Market. Compensation expense of $135,000 was recorded for the quarter ended May 31, 2009.

                          LIQUOR GROUP WHOLESALE, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  MAY 31, 2009


NOTE 7 - STOCK TRANSACTIONS (Continued)

In addition, the Board of Directors approved the payment of 375,000 shares of the Company's common stock for professional services rendered for consultation related to the merger litigation and investor relations. These shares were valued at $0.04 to $0.20 per share as determined by the opening price of the Company's shares as traded on the NASDAQ OTC Stock Market.

As settlement for litigation and related matters associated with the merger (see
Note 4), the Company recorded issuance of common shares totaling 905,882.

A summary of the activity follows:

   Shares Issued For:                    Date      Value per Share    Total
   -----------------                     ----      ---------------    -----
   Compensation expense:
                  500,000               3/4/2009       $0.07       $   35,000
                  500,000              5/13/2009       $0.20          100,000
                                                                   ----------
                                                                      135,000
   Professional services:                                          ----------
                  275,000               3/5/2009       $0.04           11,000
                  100,000              5/13/2009       $0.20           20,000
                                                                   -----------
                                                                       31,000
   Litigation settlement and other                                 -----------
   related to merger:
                  905,882               3/1/2009       $0.05            45,294
                                                                   -----------

   Total noncash stock transactions                                $   211,294
                                                                   ===========

The Company's earnings per common share before recognition of the noncash stock transactions were as follows:

                                               For the Three     For the Nine
                                              Months Ended       Months Ended
   Earnings Per Common Share                   May 31, 2009      May 31, 2009
   -------------------------                   ------------      ------------

     Basic                                        $0.012             $0.034
     Fully diluted                                $0.002             $0.006

On June 12, 2009, the Board of Directors approved an additional 750,000 shares of common stock to be transferred to the LGW Employee Trust, which will be reported during the quarter ended August 31, 2009. The LGW Employee Trust paid $75,000 for the transferred shares. Compensation expense of $90,000 will be recorded in the fourth quarter ended August 31, 2009.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims and legal proceedings of a nature considered normal to its business, which include claims that may arise from vendor contract disputes from time to time. The Company believes that the results of these claims will not have a material adverse effect on the Company's financial condition.

The Company has agreements with related parties to purchase minimum quantities of product from Happy Vodka and Urban Brands. The commitments require annual purchases totaling $118,750 and $29,400, respectively. All outstanding related party purchase commitments may be terminated by either party upon 90-days notice. No other material purchase commitments existed at May 31, 2009.

                          LIQUOR GROUP WHOLESALE, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  MAY 31, 2009


NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

During the past quarter, as is a normal part of business operations, certain vendors failed to honor their agreements with the Company by not accepting exchanges, returns, or meeting required marketing and other program commitments. As permitted by the agreements with these vendors, and after a six-month notice, the Company liquidated the vendors' inventory to cover the vendor obligations under the agreements. The liquidation of the vendors' inventory resulted in income of $96,765 and $92,152 in the second and third quarter of fiscal year 2009, respectively, for a total of $188,917 for the nine months ended May 31, 2009. While the suppliers may dispute the Company's action, the Company believes any resolution of such disputes will not have a material effect on the Company's financial condition.

The Company is dependent upon payment from related parties of trade receivables totaling $1,905,406. Also, the Company may accept returns of product from its customers, which may not be fully offset by a reduction in trade payables or supplier buy backs. If nonpayment of related party trade receivables, defaults on supplier contracts, or early termination of significant contracts including those with related parties were to occur, these events would likely have a material effect on the Company's financial condition.

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


RESULTS OF OPERATIONS

Liquor Group Wholesale was formed to take over the supplier-to-wholesale component of alcohol distribution operations for Liquor Group Holdings, LLC, and receives all net profits generated from these transactions pursuant to an agreement effective September 1, 2007. Liquor Group Holdings was organized in Florida in 2002 and distributes alcohol products on behalf of manufacturers in 31 U.S. States. Liquor Group Wholesale synergizes its operations with the privately owned Liquor Group Distribution companies in license states and Liquor Group Brokerage Companies in the 18 Control States; each of whom market and promote the products represented to them by Liquor Group Wholesale; and in the case of license states, each of whom also sell, distribute and deliver these alcohol beverage products to state level vendors such as bars, restaurants, liquor stores and other licensed entities.

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

During the nine months ended May 31, 2009, the only material changes in our Balance Sheet components were as follows:


                    Increase (I)
Component           Decrease (D)    Amount       Percentage    Explanation
---------           -----------     ------       ----------    -----------
Accounts Receivable     I          $340,956        17.1%       We  typically  expect  payment  of  accounts   receivables  from  our
                                                               customers  when the  customer  ships the  product  from the  bailment warehouse to a retailer or other  customers of the  distributor.  Due to the current economic  environment,  we have experienced  delays in customer  payments  including  payments from the Control  States.  We expect  full  payment;  however,  as these  states  deal  with  their budget constraints, our payments on accounts receivable have slowed.


Accounts Payable        D           $45,950         3.6%       When we make a sale,  we record a  receivable  for the sale price and a  payable  for  the  cost  of  the  product.  We  normally  pay  our suppliers  within  7-14 days of the date we  receive  payment  from a customer.  Accordingly,  our accounts payable will normally  increase or  decrease  in line  with  our  receivables.  However,  during  the
                                                               period  vendor  contract   terminations   resulted  in  decreases  to
                                                               accounts  payable of  $188,917,  which the Company  included in other income.

RESULTS OF OPERATIONS

For the Three Months Ended May 31, 2009 Compared to the Three Months Ended May 31, 2008

Material changes in items in our Statements of Operations for the three months ended May 31, 2009, as compared to the same period in the prior year, are discussed below:

                    Increase (I)
Component           Decrease (D)    Amount       Percentage    Explanation
---------           -----------     ------       ----------    -----------
Sales                   D            $58,642          37.4%    Our sales force  continues  to outpace our  suppliers  creating  more demand than some of our  suppliers  are able to fulfill.  All but one of our major  suppliers were able to fulfill their older  outstanding back orders over the past  quarter;  however,  one of our largest and
                                                               most  geographically   diversified  unaffiliated  suppliers,   Drinks
                                                               Americas,  was  unable  to  fulfill  the  confirmed  orders  that  we generated  during  the  last  several  quarters,  leaving  more  than
                                                               $830,000 of orders unfilled as of June 30, 2009.


                    Increase (I)
Component           Decrease (D)    Amount       Percentage    Explanation
---------           -----------     ------       ----------    -----------

Cost of sales           D            $77,932          66.3%    Decreased sales and increased  vendor  liquidations  equated directly to decreased cost of sales for this quarter.

Gross profit            I            $19,290           *       Increased vendor  liquidations  equated directly to decreased cost of sales and higher gross profit for this quarter.

Other income            I            $98,191           *       Includes the income  recorded from vendor contract  terminations  and
                                                               liquidation   of  vendor   inventories.   The   Company   also  began
                                                               assessing  interest  on  outstanding   monthly  accounts   receivable
                                                               balances in this quarter.
Operating expenses:

   Compensation         I           $135,000         100%      Common  stock  issued  as  compensation.  See  Note  7  of  Notes  to
                                                               Financial Statements.
   Professional,
   consulting, and
   administrative
   costs                I            $47,057           *       We   experienced   increases   in   professional,   consulting,   and
                                                               administrative  costs  related  principally  to  our  operating  as a
                                                               publicly-traded   Company.   See  Note  7  of   Notes  to   Financial
                                                               Statements.  Additionally,  we  experienced  a one  time  charge  for legal costs  associated with the settlement of litigation  related to the merger,  which is  described in more detail at Note 4 of Notes to the  Financial  Statements  and Item 1. Legal  Proceedings.  shown in
                                                               Part II. Other Information.

   Insurance            D             $4,110         100.0%    In 2008, we decided to self-insure our risks.

   Rent                 D               $500          14.3%    More space was required  short-term to accommodate  our operations in the prior period.

   Bank charges         D             $1,181          49.0%    Bank charges decreased due to improved cash and increased profits.

   Other                I             $9,326           *       The  establishment  and  maintenance  of our  website  and  increased travel and entertainment expenses and telephone expenses.

*    Not meaningful.




For the Nine Months Ended May 31, 2009 Compared to the Nine Months Ended May 31, 2008

Material changes in items in our Statements of Operations for the nine months ended May 31, 2009, as compared to the same period in the prior year, are discussed below:

                    Increase (I)
Component           Decrease (D)    Amount       Percentage    Explanation
---------           -----------     ------       ----------    -----------

Cost of sales           D           $130,742          34.4%    Lower  cost of  sales  is  attributable  to one  time  charge  off of vendor accounts in default of their contractual obligations.

Gross profit            I           $122,195         111.5%    Decreased sales and increased  vendor  liquidations  equated directly to decreased  cost  of  sales and  higher  gross profit  for the nine months ended May 31, 2009.

Other income            I           $194,956           *       Includes the income  recorded from vendor contract  terminations  and liquidation of vendor  inventories.  The Company also began assessing interest on outstanding  monthly accounts  receivable balances in the quarter ended May 31, 2009.

Operating expenses:

   Compensation         I           $135,000         100%      Common  stock  issued  as  compensation.  See  Note  7  of  Notes  to
                                                               Financial Statements.

   Professional,
   consulting, and
   administrative
   costs                I            $63,083         304.7%    We   experienced   increases   in   professional,   consulting,   and
                                                               administrative  costs  related  principally  to  our  operating  as a
                                                               publicly-traded   Company.   See  Note  7  of   Notes  to   Financial
                                                               Statements.  Additionally,  we  experienced  a one  time  charge  for legal costs  associated with the settlement of litigation  related to the merger,  which is  described in more detail at Note 4 of Notes to the  Financial  Statements  and Item 1. Legal  Proceedings.  shown in
                                                               Part II. Other Information.

   Insurance            D            $12,330         100.0%    In 2008, we decided to self-insure our risks.

   Rent                 I             $1,891          19.9%    More space was required short-term to accommodate our operations.

   Licenses and fees    D             $8,150          85.8%    Licensing with  government  alcohol and liquor  authorities  began on
                                                               September  1,  2007.  Licensing  fees were paid and  expensed  during the three months ended  November 30, 2007.  We expect these  licenses will be renewed  annually  at the  beginning  of each  calendar  year
                                                               (January  1st).  Since the licensing fees are  nonrefundable,  we did not  allocate the  licensing  costs over the entire year and expensed them when paid.


                    Increase (I)
Component           Decrease (D)    Amount       Percentage    Explanation
---------           -----------     ------       ----------    -----------

   Bank charges         D             $3,743          59.8%    Bank charges decreased due to improved cash and increased profits.

   Other                I            $16,761         284.5%    Increased  travel  and  entertainment,  trade  show  and  advertising costs, and accrual of additional settlement cost for merger lawsuit.

LIQUIDITY

Our sources and (uses) of cash during the periods presented below were:


                                         For the Three Months Ended               For the Nine Months Ended
                                        -------------------------------      ------------------------------
                                        May 31, 2009       May 31, 2008      May 31, 2009     May 31, 2008
                                        ------------       ------------      ------------     ------------
     Net cash provided (used) by
         operating activities             $    (523)      $     (466)        $     429       $ (107,012)
     Net cash provided (used) by
         financing activities             $       -       $        -         $       -       $  (21,820)

As our sales increase, we believe that cash generated from our operations will enable us to slowly expand our markets and increase sales. As of May 31, 2009, we had not made any decision as to whether we will attempt to raise additional capital in light of the current turmoil in the financial markets.

We believe that our cash on hand and collections from accounts receivable will satisfy our working capital requirements if we decide to expand slowly without raising additional capital.

We do not have any commitments or arrangements from any persons to provide us with any additional capital we may need.

Other than the turbulence in the economy that began to intensify in the summer of 2008 and continued during 2009, we do not know of any challenges, risks, demands, commitments, events, trends or uncertainties that would materially affect our future operating results or liquidity and capital resources.

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

     (ii) provide  reasonable   assurance  that  transactions  are  recorded  as
          necessary to permit preparation

     (iii)provide reasonable assurance regarding prevention or timely detection of unauthorized

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the quarter ended May 31, 2009. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended May 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company inherited this obligation through its merger with NAFB, and it has complied with the continued requirements of the settlement by paying $500 each month the per the settlement agreement, reducing the principal balance due for closure of this claim to $78,000 at May 31, 2009. During the quarter ended May 31, 2009, the Company recorded the additional shares issued and outstanding associated with this settlement and the merger.

The Company recently settled a legal dispute with Anson Imports, LTD, wherein an inventory obligation recorded on the books of the Company for more than $15,000 was negotiated directly with Anson's legal counsel and settled for $10,000. The Company realized more than $5,000 of additional gross profit and resolved the dispute without any cost of legal fees.

On June 30, 2009, the Company filed a breach of contract claim against Drinks Americas Holdings, LTD / Drinks Americas, Inc. ("DKAM") claiming damages in excess of $1.95 million. The Company documented the failure of DKAM to pay their contracted and agreed marketing obligations totaling $7,000 per month for each month of the contract beginning May 2008 to the time of the filing; as well as DKAM's failure to fulfill back order obligations to Liquor Group customers in 18 States in excess of $830,000. Under the terms of our contract with DKAM, the contract entitles the Company to triple damages against DKAM, which now exceed more than $2.0 million. Further details of the claim can be found in the Company's filing on Form 8-K dated July 1, 2009.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company made the following unregistered sales of its securities from March 1, 2009 through May 31, 2009.


  DATE OF SALE     TITLE OF SECURITIES   NO. OF SHARES       CONSIDERATION       CLASS OF PURCHASER
------------------ -------------------- ---------------- ----------------------- -----------------------------
    3/1/2009          Common Stock          905,882      Litigation settlemen*        Non-affiliate

------------------ -------------------- ---------------- ----------------------- -----------------------------
    3/4/2009          Common Stock          500,000      $35,000 Compensation         Employees' Benefit
                                                         under Benefit Plan           Plan (2008)
------------------ -------------------- ---------------- ----------------------- -----------------------------
    3/5/2009          Common Stock          275,000      $11,000 Professional         Consultants
                                                         Services
------------------ -------------------- ---------------- ----------------------- -----------------------------
    5/13/2009         Common Stock          300,000      $60,000 Compensation         Employees' Benefit
                                                         under Benefit Plan           Plan (2009)


  DATE OF SALE     TITLE OF SECURITIES   NO. OF SHARES       CONSIDERATION       CLASS OF PURCHASER
------------------ -------------------- ---------------- ----------------------- -----------------------------
    5/13/2009         Common Stock          200,000      $40,000 Compensation         Officers and Directors
                                                         for services
------------------ -------------------- ---------------- ----------------------- -----------------------------
    5/13/2009         Common Stock          100,000      $20,000 Professional         Consultants
                                                         Services
------------------ -------------------- ---------------- ----------------------- -----------------------------

*  Royal Strategies and Solutions, Inc.

Exemption From Registration Claimed

All of the sales by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). All of the individuals and/or entities listed above that purchased the unregistered securities were almost all existing shareholders, all known to the Company and its management, through pre-existing business relationships, as long standing business associates, and employees. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

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





                                         LIQUOR GROUP WHOLESALE, INC.
                                       (Registrant)



Dated:   July 14, 2009                 By: /s/ C. J. Eiras
                                           -------------------
                                             (Principal Executive Officer,
                                       President and Chief Executive Officer)




Dated:  July 14, 2009                  By: /s/ Jason Bandy
                                           -------------------
                                              (Chief Financial Officer/Principal
                                       Accounting Officer/Secretary / Treasurer)